Form 10-Q
period 1995-03-31
NOVEN PHARMACEUTICALS INC
filed 1995-05-12
CIK 815838

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-Q


             X   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
            ---  OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1995

                                      OR

                 TRANSITION REPORT PURSUANT TO SECTION 13 OF THE
            ---  SECURITIES EXCHANGE ACT OF 1934


         For the transition period from              to
                                        -------------  -----------

         Commission file number 0-17254
                                -------

                         NOVEN PHARMACEUTICALS, INC.
           --------------------------------------------------------
           (Exact name of Registrant as specified in its character)


      STATE OF DELAWARE                                       59-2767632
- - - - -------------------------------                         ----------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification Number)


  11960 S.W. 144th Street, Miami, FL                            33186
- - - - ---------------------------------------                     -------------
(Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code  (305) 253-5099
                                                    --------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No     .
                                              -----   -----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.


         Class                                     Outstanding at April 27, 1995
         -----                                     -----------------------------
Common stock $.0001 par value                                 18,975,849

                          NOVEN PHARMACEUTICALS, INC.

                               INDEX TO FORM 10-Q




PART I - FINANCIAL INFORMATION                                                          Page No.
- - - - ------   ---------------------                                                          --------
   Item 1 -  Financial Statements


             Statements of Operations and Accumulated Deficit
                for the three months ended March 31, 1995 and 1994                             3


             Balance Sheets as of March 31, 1995 and December
                31, 1994                                                                       4


             Statements of Cash Flows for the three months ended
                March 31, 1995 and 1994                                                        5


             Notes to Financial Statements                                                 6 - 7


   Item 2 -  Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations                                                                    7 - 9



PART II  - OTHER INFORMATION
- - - - --------   -----------------



   Item 6 -  Exhibits and Reports on Form 8-K                                                   9




SIGNATURES                                                                                    10
- - - - ----------

                        PART I.  FINANCIAL INFORMATION


Item 1. Financial Statements


                          NOVEN PHARMACEUTICALS, INC.


                STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                                  (UNAUDITED)


                                                                                                THREE MONTHS ENDED
                                                                                    ------------------------------------------
                                                                                       MARCH 31,                   MARCH 31,
                                                                                         1995                        1994
                                                                                    -------------               -------------
REVENUES:
    Product Sales                                                                   $    151,242
    License revenue                                                                      639,832                $    723,166
    Interest income                                                                      429,241                     122,347
    Other income                                                                          15,318                     103,097
                                                                                    ------------                ------------

        Total revenues                                                                 1,235,633                     948,610
                                                                                    ------------                ------------
EXPENSES:
    Cost of products sold                                                                 75,237
    Research and development                                                           2,205,654                   1,313,058
    General and administrative                                                           722,669                     677,007
                                                                                    ------------                ------------

        Total expenses                                                                 3,003,560                   1,990,065
                                                                                    ------------                ------------

NET LOSS FOR THE PERIOD                                                               (1,767,927)                 (1,041,455)


ACCUMULATED DEFICIT BEGINNING OF PERIOD                                              (15,482,754)                (10,538,529)
                                                                                    ------------                ------------

ACCUMULATED DEFICIT END OF PERIOD                                                   $(17,250,681)               $(11,579,984)
                                                                                    ============                ============

NET LOSS PER SHARE                                                                  $      (0.09)               $      (0.06)
                                                                                    ============                ============


WEIGHTED AVERAGE SHARES OF COMMON STOCK
   AND COMMON STOCK EQUIVALENTS                                                       18,877,683                  16,179,857
                                                                                    ============                ============




The accompanying notes are an integral part of this statement.

                          NOVEN PHARMACEUTICALS, INC.

                                 BALANCE SHEETS

                                                                                        MARCH 31,                     DECEMBER 31,
                                                                                          1995                           1994
                                                                                      ------------                    ------------
                                                                                       (UNAUDITED)                     (AUDITED)
                    ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                            $ 22,721,866                   $ 12,070,272
  Securities held to maturity                                                             9,566,583                     23,445,070
  Inventory                                                                               1,990,166                      1,264,553
  Prepaid and other current assets                                                          636,240                        825,159
                                                                                       ------------                   ------------

     Total current assets                                                                34,914,855                     37,605,054
                                                                                       ------------                   ------------
PROPERTY AND EQUIPMENT, at cost,
  net of accumulated depreciation
  and amortization of $1,291,704 at
  March 31, 1995 and $1,076,379 at
  December 31, 1994                                                                      15,352,734                     15,022,523
                                                                                       ------------                   ------------
OTHER ASSETS:
  Patent development costs, net                                                             965,597                        979,201
  Deposits and other assets                                                                  45,394                         45,394
                                                                                       ------------                   ------------

     Total other assets                                                                   1,010,991                      1,024,595
                                                                                       ------------                   ------------

TOTAL                                                                                  $ 51,278,580                   $ 53,652,172
                                                                                       ============                   ============
         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued liabilities                                             $  2,007,035                   $  2,558,202
                                                                                       ------------                   ------------

DEFERRED LICENSE REVENUE                                                                  6,491,508                      6,548,007
                                                                                       ------------                   ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock - authorized 100,000
    shares of $.01 par value; no shares
    issued or outstanding
  Common stock - authorized 30,000,000
    shares, par value $.0001 per share; issued
    and outstanding - 18,975,849 shares at
    March 31, 1995 and 18,839,068
    shares at December 31, 1994                                                               1,898                          1,884
Additional paid-in capital                                                               60,028,820                     60,026,833
Accumulated deficit                                                                     (17,250,681)                   (15,482,754)
                                                                                       ------------                   ------------

Total stockholders' equity                                                               42,780,037                     44,545,963
                                                                                       ------------                   ------------

TOTAL                                                                                  $ 51,278,580                   $ 53,652,172
                                                                                       ============                   ============


The accompanying notes are an integral part of this statement.

                          NOVEN PHARMACEUTICALS, INC.

                            STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                                                                 THREE MONTHS ENDED
                                                                                      ------------------------------------------
                                                                                        MARCH 31,                    MARCH 31,
                                                                                           1995                        1994
                                                                                      -------------                -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                             $(1,767,927)                 $(1,041,455)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization                                                          237,945                      162,336
    Increase in inventory                                                                 (725,613)                     (10,652)
    Decrease in prepaid and other current
      assets                                                                               188,919                      190,689
    Decrease in accounts payable and
      accrued liabilities                                                                 (551,167)                     (58,041)
    Decrease in deferred license revenue                                                   (56,499)                     (56,499)
                                                                                       -----------                  -----------
       Cash flows used in operating
         activities                                                                     (2,674,342)                    (813,622)
                                                                                       -----------                  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    (Purchase) maturity of securities                                                   13,878,487                      (71,455)
    Purchase of fixed assets                                                              (545,536)                    (412,488)
    Payments for patent development costs                                                   (9,016)                    (127,819)
                                                                                       -----------                  -----------
      Cash flows used in investing
        activities                                                                      13,323,935                     (611,762)
                                                                                       -----------                  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Sale of common stock                                                                     2,001                       16,123
                                                                                       -----------                  -----------
      Cash flows provided by financing
        activities                                                                           2,001                       16,123
                                                                                       -----------                  -----------


NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                                           10,651,594                   (1,409,261)


CASH AND CASH EQUIVALENTS - BEGINNING OF
  PERIOD                                                                                12,070,272                    2,658,187
                                                                                       -----------                  -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                              $22,721,866                  $ 1,248,926
                                                                                       ===========                  ===========





The accompanying notes are an integral part of this statement.

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.    BASIS OF PRESENTATION

      The financial statements of Noven Pharmaceuticals, Inc. (the "Company"), included herein, do not include all footnote disclosures normally included in annual financial statements and, therefore, should be read in conjunction with the Company's financial statements and notes thereto for each of the three years in the period ended December 31, 1994 included in the Company's annual report on Form 10-K.

      The interim financial statements for the three months ended March 31, 1995 and 1994 are unaudited and, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary for fair presentation of the balance sheets, statements of operations and cash flows of the Company. The statements of operations for the three months ended March 31, 1995 and 1994 are not necessarily indicative of the results to be expected for the year ending December 31, 1995. Certain amounts in the 1995 and 1994 financial statements have been reclassified for comparative purposes.



2.    SUMMARY OF ACCOUNTING POLICIES

      A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

      "PROPERTY AND EQUIPMENT"

      Property and equipment is recorded at cost. Depreciation is provided over the estimated useful lives of the assets. Leasehold improvements are amortized over the life of the lease or the service life of the improvements, whichever is shorter. The straight-line method of depreciation is followed for financial purposes.

      "PATENT DEVELOPMENT COSTS"

      Costs, principally legal fees related to the development of patents are capitalized and amortized over the lesser of their estimated economic useful lives or their remaining legal lives.

      "LOSS PER SHARE"

      Loss per share is based on the weighted average number of shares outstanding during the period.

                         NOTES TO FINANCIAL STATEMENTS
                           (UNAUDITED) - (CONTINUED)

3.    STOCKHOLDERS' EQUITY

      A schedule of the transactions in the common stock and the additional paid in capital accounts is as follows:


                                                                                   Common Stock                    Additional
                                                                                  --------------                     Paid-In
                                                                             Shares             Amount               Capital
                                                                           ---------           --------             ---------
      Balance, January 1, 1995                                            18,839,068            $1,884              $60,026,833

      Issuance of 28,052 shares of
         stock pursuant to stock
         option plans, net                                                    28,052                 3                    1,998

      Issuance of 108,729 shares of
         stock pursuant to price protection
         provisions of 1993 contract for
         land purchase                                                       108,729                11                      (11)
                                                                          ----------            ------              -----------

      Balance, March 31, 1995                                             18,975,849            $1,898              $60,028,820
                                                                          ==========            ======              ===========



      ITEM 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      GENERAL

      Since it commenced operations in 1987, the Company has been engaged primarily in the research and development of transdermal drug delivery systems. The Company's revenues have been generated principally by license fees, milestone payments pursuant to various license agreements and interest. The Company anticipates that a significant portion of its revenues in 1995 will be attributable to the launch of its first commercial product, a transdermal estrogen delivery system.

      To date, the Company's product development efforts have been undertaken independently and pursuant to license agreements with Rhone-Poulenc Rorer, Inc. and/or its affiliates ("RPR") and Ciba-Geigy Corporation ("Ciba-Geigy"). Under these agreements a license fee was paid upon execution. All of the agreements provide for the payments of monthly development fees or cost reimbursements for product development and/or milestone payments upon achieving certain technical and regulatory goals.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)

The Company's results of operations vary significantly from quarter to quarter and depend, among other factors, on the execution of new product development agreements, the timing of fees and milestone payments made by its licensees, the progress of clinical trials conducted by the Company and/or its licensees and costs associated with the development of the Company's products. The timing of the Company's license revenue may not match the timing of the Company's associated product development expenses for any particular period.

RESULTS OF OPERATIONS

The Company's revenues increased approximately $287,000 or 30% for the three month period ended March 31, 1995 from the same period in the prior year. The increase in revenue during the first quarter of 1995 was primarily a result of increased interest income from the investment of the proceeds of the June 1994 offering of common stock.

Research and development expenses increased approximately $893,000 or 68% for the three month period ended March 31, 1995 from the same period in the prior year. The increase in research and development expenses were attributable to the Company's move into the early stages of manufacturing its first product, a transdermal estrogen delivery system. These expenses included the costs of production at its existing manufacturing facility as well as the preproduction costs of training personnel and validating equipment and the new manufacturing facility. The increase in research and development expenses was also attributable to research activities related to new products such as the transoral dental anesthetic system and the transdermal estrogen/progestogen combination delivery system. The increase in general and administrative expenses of approximately $46,000 or 7% was primarily due to increases in staffing and recruitment expenses.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations through public offerings of common stock, including the exercise of warrants issued in connection with the first such offering, private placements of its equity securities, license and Contract revenues and interest income. From its inception through March 31, 1995, the Company received net proceeds of approximately $56,000,000 from the sale of equity securities, approximately $12,500,000 from license agreements and approximately $3,500,000 from interest income. At the end of March 31, 1995 the Company had approximately $32,000,000 in cash and securities held to maturity.

During the first quarter of 1995, the Company utilized approximately $2,700,000 of its cash resources to fund research and operating activities and $600,000 to fund investing activities, primarily the purchase of property and equipment.
As of March 31, 1995 the Company had commitments for capital expenditures of approximately $200,000.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)

The Company's future capital requirements depend upon numerous factors, including (i) the progress of its product development programs, (ii) the time required to obtain government regulatory approvals of products in development,
(iii) the resources that the Company devotes to the development of self-funded products, proprietary manufacturing methods, advanced technologies and a marketing and sales administration infrastructure, (iv) the ability of the Company to obtain additional license agreements and to manufacture products pursuant to those agreements and (v) the demand for its products, if and when approved by regulatory authorities.

The Company expects to incur additional costs related to product development activities, increased general and administrative expenses and the completion of its manufacturing facilities. Although the Company believes that existing cash, securities held to maturity, anticipated contract and manufacturing revenues will be adequate for the foreseeable future, circumstances could arise which may result in a need to raise additional capital. There can be no assurance that such capital will be available on acceptable terms, or at all.


                         PART II - OTHER INFORMATION



Item 6.    Exhibits and Reports on Form 8-K

           Exhibit 27 - Financial Data Schedule (for SEC use only)

                                  Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          NOVEN PHARMACEUTICALS, INC.
                                  (Registrant)





Date:   May  12, 1995               By:      /s/ Steven Sablotsky
       -----------------                     --------------------
                                             Steven Sablotsky, Chairman of the
                                             Board and President



                                    By:      /s/ William A. Pecora
                                             ---------------------
                                             William A. Pecora
                                             Chief Financial Officer