Form 10-Q
period 1995-06-30
NOVEN PHARMACEUTICALS INC
filed 1995-08-09
CIK 815838

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-Q


                X  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
               --- OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended  June 30, 1995
                                                -------------
                                      OR

                   TRANSITION REPORT PURSUANT TO SECTION 13 OF THE
               --- SECURITIES EXCHANGE ACT OF 1934


         For the transition period from              to
                                        ------------    ------------

         Commission file number 0-17254
                                -------

                         NOVEN PHARMACEUTICALS, INC.
           --------------------------------------------------------
           (Exact name of Registrant as specified in its character)


      STATE OF DELAWARE                                       59-2767632
-------------------------------                        -------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification Number)


  11960 S.W. 144th Street, Miami, FL                            33186
---------------------------------------                     -------------
(Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code  (305) 253-5099
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
                                               ---     ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.


          Class                                    Outstanding at July 25, 1995
          -----                                    ----------------------------
Common stock $.0001 par value                                19,038,339

                         NOVEN PHARMACEUTICALS, INC.

                              INDEX TO FORM 10-Q




PART I - FINANCIAL INFORMATION                                          Page No.
------   ---------------------                                          --------

   Item 1 - Financial Statements


          Statements of Operations and Accumulated Deficit
            for the three months ended June 30, 1995 and 1994                 3


          Statements of Operations and Accumulated Deficit
            for the six months ended June 30, 1995 and 1994                   4


          Balance Sheets as of June 30, 1995 and December 31, 1994            5


          Statements of Cash Flows for the six months ended
            June 30, 1995 and 1994                                            6


          Notes to Financial Statements                                  7 -  8


   Item 2 - Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                                   8 - 10



PART II  -  OTHER INFORMATION
--------    -----------------


   Item 4 - Submission of Matters to a Vote of
            Security Holders                                                 10


   Item 6 - Exhibits and Reports on Form 8-K                                 10



SIGNATURES                                                                   11
----------

                        PART I.  FINANCIAL INFORMATION


Item 1. Financial Statements


                          NOVEN PHARMACEUTICALS, INC.


               STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                                  (UNAUDITED)


                                                                                                THREE MONTHS ENDED
                                                                                    ----------------------------------------
                                                                                       JUNE 30,                    JUNE 30,
                                                                                        1995                         1994
                                                                                    ------------                 -----------
REVENUES:
    Product sales                                                                   $    918,876
    License revenue                                                                      639,833                 $   839,812
    Interest income                                                                      479,668                     152,982
    Other income                                                                               0                     173,720
                                                                                    ------------                 -----------

        Total revenues                                                                 2,038,377                   1,166,514
                                                                                    ------------                 -----------

EXPENSES:
    Cost of products sold                                                                524,854
    Research and development                                                           2,800,759                   1,650,599
    General and administrative                                                           806,293                     678,511
                                                                                    ------------                 -----------

        Total expenses                                                                 4,131,906                   2,329,110
                                                                                    ------------                 -----------

NET LOSS FOR THE PERIOD                                                               (2,093,529)                 (1,162,596)


ACCUMULATED DEFICIT BEGINNING OF PERIOD                                              (17,250,681)                (11,579,984)
                                                                                    ------------                 -----------


ACCUMULATED DEFICIT END OF PERIOD                                                   $(19,344,210)               $(12,742,580)
                                                                                    ============                ============


NET LOSS PER SHARE                                                                  $      (0.11)               $     (0.07)
                                                                                    ============                ============


WEIGHTED AVERAGE SHARES OF COMMON STOCK
   AND COMMON STOCK EQUIVALENTS                                                       19,002,225                  16,574,752
                                                                                    ============                ============


The accompanying notes are an integral part of this statement.

                          NOVEN PHARMACEUTICALS, INC.


               STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                                  (UNAUDITED)


                                                                                                 SIX MONTHS ENDED
                                                                                    ----------------------------------------
                                                                                       JUNE 30,                    JUNE 30,
                                                                                         1995                        1994
                                                                                    ------------                 -----------
REVENUES:
    Product sales                                                                   $  1,070,118
    License revenue                                                                    1,279,665                 $ 1,562,978
    Interest income                                                                      908,909                     275,329
    Other income                                                                          15,318                     276,817
                                                                                    ------------                 -----------

        Total revenues                                                                 3,274,010                   2,115,124

EXPENSES:
    Cost of products sold                                                                600,091
    Research and development                                                           5,006,413                   2,963,657
    General and administrative                                                         1,528,962                   1,355,518
                                                                                    ------------                 -----------

        Total expenses                                                                 7,135,466                   4,319,175
                                                                                    ------------                 -----------

NET LOSS FOR THE PERIOD                                                               (3,861,456)                 (2,204,051)


ACCUMULATED DEFICIT BEGINNING OF PERIOD                                              (15,482,754)                (10,538,529)
                                                                                    ------------                 -----------


ACCUMULATED DEFICIT END OF PERIOD                                                   $(19,344,210)               $(12,742,580)
                                                                                    ============                ============

NET LOSS PER SHARE                                                                  $      (0.20)               $      (0.13)
                                                                                    ============                ============


WEIGHTED AVERAGE SHARES OF COMMON STOCK
   AND COMMON STOCK EQUIVALENTS                                                       18,939,954                  16,378,395
                                                                                    ============                ============



The accompanying notes are an integral part of this statement.

                          NOVEN PHARMACEUTICALS, INC.

                                BALANCE SHEETS

                                                                                         JUNE 30,                    DECEMBER 31,
                                                                                           1995                          1994
                                                                                      ------------                   ------------
                                                                                       (UNAUDITED)                    (AUDITED)
                    ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                           $ 16,085,954                     12,070,272
  Securities held to maturity                                                           13,414,162                     23,445,070
  Inventory                                                                              2,704,466                      1,264,553
  Prepaid and other current assets                                                         641,132                        825,159
                                                                                      ------------                   ------------

     Total current assets                                                               32,845,714                     37,605,054
                                                                                      ------------                   ------------

PROPERTY AND EQUIPMENT, at cost,
  net of accumulated depreciation
  and amortization of $1,507,029 at
  June 30, 1995 and $1,076,379 at
  December 31, 1994                                                                     15,568,698                     15,022,523
                                                                                      ------------                   ------------

OTHER ASSETS:
  Patent development costs, net                                                          1,070,611                        979,201
  Deposits and other assets                                                                 44,261                         45,394

     Total other assets                                                                  1,114,872                      1,024,595
                                                                                      ------------                   ------------

TOTAL                                                                                 $ 49,529,284                   $ 53,652,172
                                                                                      ============                   ============


         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued liabilities                                            $  2,388,767                   $  2,558,202
                                                                                      ------------                   ------------

DEFERRED LICENSE REVENUE                                                                 6,435,009                      6,548,007
                                                                                      ------------                   ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock - authorized 100,000
    shares of $.01 par value; no shares
    issued or outstanding
  Common stock - authorized 30,000,000
    shares, par value $.0001 per share; issued
    and outstanding - 19,038,339 shares at
    June 30, 1995 and 18,839,068
    shares at December 31, 1994                                                              1,904                          1,884
Additional paid-in capital                                                              60,047,814                     60,026,833
Accumulated deficit                                                                    (19,344,210)                   (15,482,754)
                                                                                      ------------                   ------------

Total stockholders' equity                                                              40,705,508                     44,545,963
                                                                                      ------------                   ------------

TOTAL                                                                                 $ 49,529,284                   $ 53,652,172
                                                                                      ============                   ============



The accompanying notes are an integral part of this statement.

                          NOVEN PHARMACEUTICALS, INC.

                            STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                                                                    SIX MONTHS ENDED
                                                                                       ----------------------------------------
                                                                                          JUNE 30,                     JUNE 30,
                                                                                           1995                         1994
                                                                                       -----------                  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                             $(3,861,456)                 $(2,204,051)

  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization                                                          475,890                      368,619
    Increase in inventory                                                               (1,439,913)                    (100,653)
    (Increase) decrease in prepaid and other current assets
                                                                                           184,027                     (154,012)
    Increase (Decrease) in accounts payable
      and accrued liabilities                                                             (169,435)                      29,770

    Decrease in deferred license revenue                                                  (112,998)                    (112,998)
                                                                                       -----------                  -----------

       Cash flows used in operating
         activities                                                                     (4,923,885)                  (2,173,325)
                                                                                       -----------                  -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from maturity of securities                                                10,030,908                   12,018,980
    Purchase of fixed assets                                                              (976,825)                    (797,453)
    Payments for patent development costs                                                 (136,650)                    (230,289)
    Refund of deposits                                                                       1,133
                                                                                       -----------                  -----------

      Cash flows provided by investing
        activities                                                                       8,918,566                   10,991,238
                                                                                       -----------                  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Sale of common stock                                                                    21,001                   28,319,129
                                                                                       -----------                  -----------

      Cash flows provided by financing
        activities                                                                          21,001                   28,319,129
                                                                                       -----------                  -----------


NET INCREASE IN CASH AND CASH
  EQUIVALENTS                                                                            4,015,682                   37,137,042


CASH AND CASH EQUIVALENTS - BEGINNING OF
  PERIOD                                                                                12,070,272                    2,658,187
                                                                                       -----------                  -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                              $16,085,954                  $39,795,229
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

      The interim financial statements for the six months and the three months ended June 30, 1995 are unaudited and, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary for fair presentation of the balance sheets, statements of operations and cash flows of the Company. The statements of operations for the six months and three months ended June 30, 1995 are not necessarily indicative of the results to be expected for the year ending December 31, 1995. Certain amounts in the 1995 and 1994 financial statements have been reclassified for comparative purposes.



2.    SUMMARY OF ACCOUNTING POLICIES

      The following is a summary of the significant accounting policies consistently applied in the preparation of Noven's financial statements:

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

                         NOTES TO FINANCIAL STATEMENTS
                           (UNAUDITED) - (CONTINUED)

3.    STOCKHOLDERS' EQUITY

      A schedule of the transactions in the common stock and the additional paid in capital accounts is as follows:



                                                           Common Stock                   Additional
                                                           ------------                     Paid-In
                                                      Shares           Amount               Capital
                                                      ------           ------               -------
      Balance, January 1, 1995                      18,839,068         $1,884             $60,026,833

      Issuance of 90,542 shares of
         stock pursuant to stock
         option plan, net                               90,542              9                  20,992

      Issuance of 108,729 shares of
         stock pursuant to price protection
         provisions of 1993 contract for
         land purchase                                 108,729             11                     (11)
                                                    ----------         ------             -----------

      Balance, June 30, 1995                        19,038,339         $1,904             $60,047,814
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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)


      RESULTS OF OPERATIONS

      The Company's revenues increased approximately $872,000 or 75% for the three month period ended June 30, 1995 from the same period in the prior year and increased approximately $1,159,000 or 55% for the comparable six month period. The increase in revenue during the second quarter and first half of 1995 was primarily a result of increased product sales from the launch of the Company's first product, a transdermal estrogen delivery system, and increased interest income from the investment of the proceeds of the June 1994 offering of common stock.

      Cost of products sold were approximately $525,000 for the three month period ended June 30, 1995 and $600,000 for the six months ended June 30, 1995. These manufacturing costs include the costs of being in the early stages of manufacturing the transdermal estrogen delivery system.

      Research and development expenses increased approximately $1,150,000 or 70% for the three month period ended June 30, 1995 from the same period in the prior year and increased approximately $2,043,000 or 69% for the comparable six month period. The increase in research and development expenses were attributable to new product development, validation of the manufacturing process, preproduction start-up expense and the hiring of additional staff for new and existing programs. New product development included products such as the transoral dental anesthetic system and the transdermal estrogen/progestogen combination delivery system. Preproduction start-up includes the costs associated with staffing and operating the Company's commercial manufacturing facilities, obtaining regulatory approvals and preparing for product commercialization. The increase in general and administrative expenses of approximately $128,000 or 19% for the second quarter from the same period last year and $173,000 or 13% for the comparable six month period was primarily due to increases in staffing and recruitment expenses.

      LIQUIDITY AND CAPITAL RESOURCES

      The Company has financed its operations through public offerings of common stock, including the exercise of warrants issued in connection with the first such offering, private placements of its equity securities, license and contract revenues and interest income. From its inception through June 30, 1995, the Company received net proceeds of approximately $56,000,000 from the sale of equity securities, approximately $13,000,000 from license agreements and approximately $4,000,000 from interest income. At the end of June 30, 1995 the Company had approximately $29,500,000 in cash and securities held to maturity.

      During the first half of 1995, the Company utilized approximately $4,900,000 of its cash resources to fund research and operating activities and $1,100,000 to fund investing activities, primarily the purchase of property and equipment. As of June 30, 1995 the Company had commitments for capital expenditures of approximately $100,000.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)


      The Company's future capital requirements depend upon numerous factors, including (i) the progress of its product development programs, (ii) the time required to obtain government regulatory approvals of products in development,(iii) the resources that the Company devotes to the development of self-funded products, proprietary manufacturing methods, advanced technologies and a marketing and sales administration infrastructure, (iv) the ability of the Company to obtain additional license agreements and to manufacture products pursuant to those agreements and (v) the demand for its products.

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


                          PART II - OTHER INFORMATION



      Item 4.             Submission of Matters to a Vote of Security Holders

                          Annual Meeting of Stockholders held on June 6, 1995.

                          (i)  Election of Directors

                                                                     For                    Against                Abstain
                                                                     ----                   -------                -------
                          Steven Sablotsky                        15,971,068                 81,650                   0
                          Mitchell Goldberg                       15,971,068                 81,650                   0
                          Sheldon H. Becher                       15,970,968                 81,750                   0
                          Sidney Braginsky                        15,966,468                 86,250                   0
                          Lawrence J. Dubow                       15,968,468                 84,250                   0


                          (ii)  The ratification of the appointment of Deloitte
& Touche LLP as the independent certified public accountants for 1995 was approved by an affirmative vote of 15,997,624 shares to a negative vote of 15,480 shares, with 39,614 shares abstaining.


      Item 6.             Exhibits and Reports on Form 8-K

                          Exhibit 27 - Financial Data Schedule (for SEC use
                                       only).

                                  Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          NOVEN PHARMACEUTICALS, INC.
                                 (Registrant)





Date:     August 9, 1995                  By:  /s/ Steven Sablotsky
       ---------------------                   --------------------
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