Form 10-Q
period 1995-09-30
NOVEN PHARMACEUTICALS INC
filed 1995-11-08
CIK 815838

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q


                 X  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
               _____  OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended  September 30, 1995
                                               ------------------
                                       OR

         _____ TRANSITION REPORT PURSUANT TO SECTION 13 OF THE
               SECURITIES EXCHANGE ACT OF 1934


         For the transition period from         to
                                       --------    -------------

         Commission file number 0-17254
                                -------

                           NOVEN PHARMACEUTICALS, INC.
            --------------------------------------------------------
            (Exact name of Registrant as specified in its character)


      STATE OF DELAWARE                              59-2767632
-------------------------------                  ----------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                   Identification Number)


  11960 S.W. 144th Street, Miami, FL                            33186
----------------------------------------                     ----------
(Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code  (305) 253-5099
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
                                              ------   -------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.


                 Class                          Outstanding at October 30,1995
                 -----                          ------------------------------
     Common stock $.0001 par value                         19,648,244

                          NOVEN PHARMACEUTICALS, INC.

                               INDEX TO FORM 10-Q




PART I - FINANCIAL INFORMATION                                                     Page No.
------   ---------------------                                                     --------
   Item 1 -  Financial Statements

             Statements of Operations and Accumulated Deficit
                for the three months ended September 30, 1995
                and 1994                                                                3

             Statements of Operations and Accumulated Deficit
                for the nine months ended September 30, 1995
                and 1994                                                                4


             Balance Sheets as of September 30, 1995 and December 31, 1994              5


             Statements of Cash Flows for the nine months ended
                September 30, 1995 and 1994                                             6


             Notes to Financial Statements                                          7 - 8


   Item 2 -  Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations                                                            8 - 10



PART II  - OTHER INFORMATION
--------   -----------------


   Item 6 -  Exhibits and Reports on Form 8-K                                          10



SIGNATURES                                                                             11
----------


                         PART I.  FINANCIAL INFORMATION


Item 1. Financial Statements


                          NOVEN PHARMACEUTICALS, INC.


                STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                                  (UNAUDITED)



                                                                                              THREE MONTHS ENDED
                                                                                    -----------------------------------------
                                                                                    SEPTEMBER 30,               SEPTEMBER 30,
                                                                                        1995                         1994
                                                                                    -------------               -------------
                 REVENUES:
                     Product sales                                                  $   2,543,761
                     License revenue                                                      366,616               $     639,853
                     Interest income                                                      405,313                     480,595
                     Other income                                                          15,346                       4,457
                                                                                    -------------               -------------
                         Total revenues                                                 3,331,036                   1,124,905
                                                                                    -------------               -------------
                 EXPENSES:
                     Cost of products sold                                              1,390,855
                     Research and development                                           2,880,340                   1,710,161
                     General and administrative                                           816,777                     704,273
                                                                                    -------------               -------------
                         Total expenses                                                 5,087,972                   2,414,434
                                                                                    -------------               -------------
                 NET LOSS FOR THE PERIOD                                               (1,756,936)                 (1,289,529)


                 ACCUMULATED DEFICIT BEGINNING OF PERIOD                              (19,344,210)                (12,742,580)
                                                                                    -------------               -------------

                 ACCUMULATED DEFICIT END OF PERIOD                                  $ (21,101,146)              $ (14,032,109)
                                                                                    =============               =============

                 NET LOSS PER SHARE                                                 $       (0.09)              $       (0.07)
                                                                                    =============               =============


                 WEIGHTED AVERAGE SHARES OF COMMON STOCK
                    AND COMMON STOCK EQUIVALENTS                                       19,396,327                  18,478,324
                                                                                    =============               =============



The accompanying notes are an integral part of this statement.

                          NOVEN PHARMACEUTICALS, INC.


                STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                                  (UNAUDITED)



                                                                                           NINE MONTHS ENDED
                                                                                 -----------------------------------------
                                                                                 SEPTEMBER 30,               SEPTEMBER 30,
                                                                                      1995                        1994
                                                                                 -------------               -------------
                 REVENUES:
                     Product sales                                               $   3,613,879
                     License revenue                                                 1,646,281               $   2,202,831
                     Interest income                                                 1,314,222                     755,924
                     Other income                                                       30,664                     281,274
                                                                                 -------------               -------------
                         Total revenues                                              6,605,046                   3,240,029
                                                                                 -------------               -------------
                 EXPENSES:
                     Cost of products sold                                           1,990,946
                     Research and development                                        7,886,753                   4,673,818
                     General and administrative                                      2,345,739                   2,059,791
                                                                                 -------------               -------------
                         Total expenses                                             12,223,438                   6,733,609
                                                                                 -------------               -------------
                 NET LOSS FOR THE PERIOD                                            (5,618,392)                 (3,493,580)


                 ACCUMULATED DEFICIT BEGINNING OF PERIOD                           (15,482,754)                (10,538,529)
                                                                                 -------------               -------------

                 ACCUMULATED DEFICIT END OF PERIOD                               $ (21,101,146)              $ (14,032,109)
                                                                                 =============               =============

                 NET LOSS PER SHARE                                              $       (0.29)              $       (0.20)
                                                                                 =============               =============


                 WEIGHTED AVERAGE SHARES OF COMMON STOCK
                    AND COMMON STOCK EQUIVALENTS                                    19,094,110                  17,086,064
                                                                                 =============               =============




The accompanying notes are an integral part of this statement.

                          NOVEN PHARMACEUTICALS, INC.

                                 BALANCE SHEETS


                                                               SEPTEMBER 30,                   DECEMBER 31,
                                                                  1995                            1994
                                                              --------------                  -------------
                                                                (UNAUDITED)                    (UNAUDITED)
                    ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                   $    8,442,685                  $  12,070,272

  Securities held to maturity                                     17,527,002                     23,445,070
  Inventory                                                        3,796,967                      1,264,553
  Prepaid and other current assets                                   305,623                        825,159
                                                              --------------                  -------------
     Total current assets                                         30,072,277                     37,605,054
                                                              --------------                  -------------
PROPERTY AND EQUIPMENT, at cost,
  net of accumulated depreciation
  and amortization of $1,722,354 at
  September 30, 1995 and $1,076,379 at
  December 31, 1994                                               15,877,316                     15,022,523
                                                              --------------                  -------------
OTHER ASSETS:
  Patent development costs, net                                    1,074,603                        979,201
  Deposits and other assets                                           43,428                         45,394
                                                              --------------                  -------------
     Total other assets                                            1,118,031                      1,024,595
                                                              --------------                  -------------
TOTAL                                                         $   47,067,624                  $  53,652,172
                                                              ==============                  =============

         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued liabilities                    $    1,740,542                  $   2,558,202
                                                              --------------                  -------------
DEFERRED LICENSE REVENUE                                           6,378,510                      6,548,007
                                                              --------------                  -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock - authorized 100,000
    shares of $.01 par value; no shares
    issued or outstanding
  Common stock - authorized 30,000,000
    shares, par value $.0001 per share; issued
    and outstanding - 19,648,244 shares at
    September 30, 1995 and 18,839,068
    shares at December 31, 1994                                        1,965                          1,884
Additional paid-in capital                                        60,047,753                     60,026,833
Accumulated deficit                                              (21,101,146)                   (15,482,754)
                                                              --------------                  -------------
Total stockholders' equity                                        38,948,572                     44,545,963
                                                              --------------                  -------------
TOTAL                                                         $   47,067,624                  $  53,652,172
                                                              ==============                  =============



The accompanying notes are an integral part of this statement.

                          NOVEN PHARMACEUTICALS, INC.

                            STATEMENT OF CASH FLOWS
                                  (UNAUDITED)


                                                                                                NINE MONTHS ENDED
                                                                                      -------------------------------------------
                                                                                      SEPTEMBER 30,                SEPTEMBER 30,
                                                                                          1995                          1994
                                                                                      -------------                --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                            $ (5,618,392)                $ (3,493,580)

  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization                                                          713,835                      598,377
    Increase in inventory                                                               (2,532,414)                    (428,342)
    Decrease (increase) in prepaid and other
      current assets                                                                       519,536                     (131,006)
    Decrease in accounts payable
      and accrued liabilities                                                             (817,660)                    (229,045)
    Decrease in deferred license revenue                                                  (169,497)                    (169,497)
                                                                                      ------------                 ------------
       Cash flows used in operating
         activities                                                                     (7,904,592)                  (3,853,093)
                                                                                      ------------                 ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from maturity of securities                                                 5,918,068
    Purchase of securities held to maturity                                                                         (16,238,308)
    Purchase of fixed assets                                                            (1,500,768)                  (1,826,249)
    Payments for patent development costs                                                 (163,262)                    (236,444)
    Refund of deposits                                                                       1,966
                                                                                      ------------                 ------------
      Cash flows used in investing
        activities                                                                       4,256,004                  (18,301,001)
                                                                                      ------------                 ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Sale of common stock                                                                    21,001                   28,334,204
                                                                                      ------------                 ------------
      Cash flows provided by financing
        activities                                                                          21,001                   28,334,204
                                                                                      ------------                 ------------


NET (DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS                                                                           (3,627,587)                   6,180,110


CASH AND CASH EQUIVALENTS - BEGINNING OF
  PERIOD                                                                                12,070,272                    2,658,187
                                                                                      ------------                 ------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                             $  8,442,685                 $  8,838,297
                                                                                      ============                 ============




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

      The interim financial statements for the nine months and the three months ended September 30, 1995 are unaudited and, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary for fair presentation of the balance sheets, statements of operations and cash flows of the Company. The statements of operations for the nine months and three months ended September 30, 1995 are not necessarily indicative of the results to be expected for the year ending December 31, 1995. Certain amounts in the 1995 and 1994 financial statements have been reclassified for comparative purposes.



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

                         NOTES TO FINANCIAL STATEMENTS
                           (UNAUDITED) - (CONTINUED)

3.    STOCKHOLDERS' EQUITY

      A schedule of the transactions in the common stock and the additional paid in capital accounts is as follows:



                                                                                 Common Stock                  Additional
                                                                                --------------                  Paid-In
                                                                             Shares             Amount          Capital
                                                                           ---------           --------        ---------
      Balance, January 1, 1995                                            18,839,068           $  1,884       $ 60,026,833

      Issuance of 700,447 shares of
         stock pursuant to stock
         option plan, net                                                    700,447                 70             20,931

      Issuance of 108,729 shares of
         stock pursuant to price protection
         provisions of 1993 contract for
         land purchase                                                       108,729                 11                (11)
                                                                             -------                 --                ---

      Balance, September 30, 1995                                         19,648,244            $ 1,965       $ 60,047,753
                                                                        ============            =======       ============


      ITEM 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      GENERAL

      Since it commenced operations in 1987, the Company has been engaged primarily in the research and development of transdermal drug delivery systems. The Company's revenues have been generated principally by license fees, milestone payments pursuant to various license agreements and interest. A significant portion of revenues in 1995 is attributable to the purchase by the Company's licensee partners of transdermal estrogen delivery systems in anticipation of that product's commercial launch.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)


      RESULTS OF OPERATIONS

      The Company's revenues increased approximately $2,206,000 or 196% for the three month period ended September 30, 1995 from the same period in the prior year and increased approximately $3,365,000 or 104% for the comparable nine month period. The increase in revenue during the third quarter and first nine months of 1995 was primarily a result of increased product sales of the Company's transdermal estrogen delivery system to its licensee partners. The increase in revenues for the first nine months of 1995 was also attributable to increased interest income from the investment of the proceeds of the June 1994 offering of common stock.

      Cost of products sold were approximately $1,391,000 for the three month period ended September 30, 1995 and $1,991,000 for the nine months ended September 30, 1995. The gross margin percentage was 45% for the three and nine month periods ended September 30, 1995. These manufacturing costs and attendant gross margins are primarily attributable to expenses incurred in the early stages of manufacturing the transdermal estrogen delivery system.

      Research and development expenses increased approximately $1,170,000 or 68% for the three month period ended September 30, 1995 from the same period in the prior year and increased approximately $3,213,000 or 69% for the comparable nine month period. The increase in research and development expenses were attributable to new product development, validation of the manufacturing process, preproduction start-up expense and the hiring of additional staff for new and existing programs. New product development included products such as the transoral dental anesthetic system and the transdermal estrogen/progestogen combination delivery system. Preproduction start-up includes the costs associated with staffing and operating the Company's commercial manufacturing facilities, obtaining regulatory approvals and preparing for product commercialization. The increase in general and administrative expenses of approximately $113,000 or 16% for the third quarter from the same period last year and $286,000 or 14% for the comparable nine month period was primarily due to increases in staffing and recruitment expenses.

      LIQUIDITY AND CAPITAL RESOURCES

      The Company has historically financed its operations through public offerings of common stock, including the exercise of warrants issued in connection with the first such offering, private placements of its equity securities, license and contract revenues, interest income and during the current year through the sale of product. From its inception through September 30, 1995, the Company received net proceeds of approximately $56,000,000 from the sale of equity securities, approximately $14,000,000 from license agreements, approximately $4,000,000 from interest income and approximately $4,000,000 from product sales. At the end of September 30, 1995 the Company had approximately $26,000,000 in cash and securities held to maturity.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)


      During the first nine months of 1995, the Company utilized approximately $7,900,000 of its cash resources to fund research and operating activities and $1,700,000 to fund investing activities, primarily the purchase of property and equipment. As of September 30, 1995 the Company had commitments for capital expenditures of approximately $20,000.

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


                          NOVEN PHARMACEUTICALS, INC.
                                  (Registrant)





Date:     November 8, 1995         By:      /S/ Steven Sablotsky
       ----------------------               --------------------
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