Form 10-K
period 1995-12-31
NOVEN PHARMACEUTICALS INC
filed 1996-03-29
CIK 815838

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ---------------------------


                                   FORM 10-K


[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 1995

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

         For the transition period from                    to
                                        ------------------    -----------------

Commission file number                0-17254
                       --------------------------------------------------------

                             NOVEN PHARMACEUTICALS, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Delaware                                     59-2767632
-------------------------------               ---------------------------------
(State or other jurisdiction of                         (IRS Employer
 incorporation or organization)                      Identification No.)


11960 S.W. 144th Street, Miami, Florida                        33186
------------------------------------------         ----------------------------
(Address of principal executive office)                      (Zip Code)

Registrant's telephone number, including area code: (305)253-5099
                                                    -------------

Securities registered pursuant to Section 12(b) of the Act:


                                      None

Securities registered Pursuant to Section 12(g) of the Act:

                        Common Stock $.0001 Par Value
-------------------------------------------------------------------------------
                               (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               YES  /X/                                  NO   / /

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this Chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

               YES  / /                                  NO   /X/

         The aggregate market value of the voting stock held by non-affiliates of the registrant on March 8, 1996 was $216,447,581, (See definition of affiliate in Rule 405, 17 CFR 230.405).

         As of March 8, 1995, 19,766,666 shares of common stock, $.0001 par value, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE



    Incorporated documents
(to the extent indicated herein)               Part of Form 10-K
--------------------------------               -----------------
Portions of the Definitive Proxy               Part III
Statement for the 1996 Annual
Meeting of Shareholders                        Items 10-13


                          NOVEN PHARMACEUTICALS, INC.
                                   FORM 10-K


                               TABLE OF CONTENTS

PART I                                                             Page
    Item 1.   Business................................               1
    Item 2.   Properties..............................              20
    Item 3.   Legal Proceedings.......................              21
    Item 4.   Submission of Matters to a Vote
                of Security Holders...................              21

PART II

    Item 5.   Market for Registrant's Common Equity and
                Related Stockholder Matters...........              21
    Item 6.   Selected Financial Data.................              22
    Item 7.   Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations............................              23
    Item 8.   Financial Statements and Supplementary
                Data..................................              28
    Item 9.   Changes in and Disagreements with
                Accountants on Accounting and
                Financial Disclosure..................              28

PART III        (omitted)

PART IV

    Item 14.  Exhibits, Financial Statement Schedules,
                and Reports on Form 8-K...............              28


                                     PART I

Item 1.  Business

         Noven is a leader in developing and manufacturing transdermal drug delivery systems. These systems utilize an adhesive patch containing medication which is administered through the skin and into the bloodstream over an extended period of time. Noven has developed and patented thin, solid state, multi-laminate transdermal drug delivery systems that have a small surface area and the adaptability to deliver numerous drug entities. The Company is developing products for a broad range of applications, including hormone replacement therapy, dental pain management, cardiovascular disease, anti-fungal therapy, asthma, anxiety, neurological and musculoskeletal disorders.

         The Company received approval for its transdermal estrogen delivery system from the United States Food and Drug Administration ("FDA") as well as from regulatory authorities in twelve European countries, Canada, Australia, South Africa, Mexico and New Zealand. Presently, Rhone-Poulenc Rorer, Inc. ("RPR") is selling Noven's transdermal estrogen delivery system under the trade name Menorest in ten foreign countries, including France, Germany and the United Kingdom. In March 1996, Ciba-Geigy, Inc. ("Ciba") launched the sale of
this product under the trade name Vivelle(TM) in the United States.   The
Company's transdermal nitroglycerin system and transoral mucosal dental anesthetic is under FDA review. The Company also has other products in various stages of development, including two products in clinical trials. (See "Products and Technology Under Development", pages 4, 5 and 6). The Company's new (40,000 + square foot) manufacturing facility has been inspected by the FDA and final approval is expected.

TRANSDERMAL DRUG DELIVERY

         Conventional methods of drug delivery introduce drugs into the bloodstream either by absorption in the gastrointestinal ("GI") tract following oral administration or through parenteral (non-oral) administration. Conventional dosage forms such as tablets, liquids and injections may have disadvantages in certain patients, including unpredictable blood levels, difficult or uncomfortable administration, poor compliance and GI side effects. Transdermal drug delivery systems may offer significant advantages over these conventional dosage forms, including non-invasive administration, controlled delivery over an extended period of time, improved patient compliance and avoidance of the problems and adverse side-effects associated with oral and parenteral drug delivery.

         Currently, few drugs are marketed in the form of transdermal drug delivery systems. These drugs include nitroglycerin for the treatment of angina, scopolamine for motion sickness, estrogen and estrogen/progestogen for menopausal symptoms and osteoporosis, isosorbide dinitrate for angina, clonidine for hypertension, nicotine for smoking cessation, fentanyl for pain management and testosterone for male hypogonadism. Noven believes there are numerous other drugs which may be suitable for transdermal drug delivery.

         The benefits of transdermal drug delivery include:

Improved Dosage Delivery and Control for Maximum Therapeutic Effect

         Transdermal drug delivery helps provide patients with a drug's maximum therapeutic effect and decreases the risk of adverse side effects or diminished therapeutic effect due to excessive or insufficient blood concentrations. The therapeutic effect of a drug is typically achieved only when the drug is within a specific concentration range in the bloodstream. This blood concentration range is often called the drug's "therapeutic window." Below this range the drug may be ineffective, and above it the drug may cause unwanted side effects. Many conventional forms of drug delivery administer higher concentrations than are required in order to maintain effective blood levels between doses. However, blood levels often fall below effective concentrations prior to administration of the next dose. Transdermal drug delivery systems are designed to maintain a precise and continuous flow of a drug into the bloodstream. This results in more stable blood concentrations which consistently remain within a drug's therapeutic window.

         In addition, in contrast to oral administration, transdermal drug delivery can frequently maximize a drug's therapeutic effect by avoiding the GI tract and "first pass" liver metabolism. Oral drug delivery can often be unreliable because the achievement of therapeutic blood levels depends on several factors, including the drug's chemical composition, the patient's physical condition, chemical and physical reactions between the drug and substances in the GI tract and the timing of drug administration. Upon GI tract absorption a drug must pass through the liver before entering the bloodstream. In many instances, the liver metabolizes a large portion of the drug. As a result, orally dosed drugs must generally be administered at levels which exceed optimal therapeutic levels, potentially resulting in adverse side effects.

Improved Patient Compliance and Safety

         Transdermal drug delivery systems are capable of conveniently and consistently delivering drugs over a number of hours or days, thereby eliminating many of the compliance problems associated with certain conventional drug delivery regimens. In order to maintain optimal blood levels, some conventional forms of drug delivery require frequent doses which can be difficult to remember or understand, particularly for the elderly patient. Failure to comply with a recommended drug regimen can endanger a patient's health.

         Transdermal drug delivery may also improve the safety of drug administration. A transdermal drug delivery system can be removed quickly and easily. If a patient has an adverse reaction to a drug, removing the transdermal drug delivery system may assist in minimizing the extent of such an adverse reaction.

Improved Patient Convenience and Reduced Cost

         Transdermal drug delivery systems can eliminate the need for the frequent doses of conventional forms of certain drugs. In addition, transdermal drug delivery, particularly when compared to invasive forms of drug delivery, may result in significant savings of cost and time, and may offer increased patient comfort and convenience.

Pharmaceutical Industry Benefits

         In addition to patient, physician and health care provider benefits, transdermal drug delivery may provide certain economic benefits to the pharmaceutical industry. Research and development and obtaining FDA approval for new drugs can take many years and involve the expenditure of substantial funds. Transdermal drug delivery systems that utilize drugs which have been previously approved in conventional dosage forms may be commercialized faster, and with substantially less cost and risk than new chemical entities for pharmaceutical applications. Transdermal drug delivery may also extend the patent life for those drugs which are approaching patent expiration. Additionally, transdermal drug delivery may expand the market for drugs which would benefit from the numerous advantages of this form of drug delivery. Further, transdermal drug delivery may be the only viable dosage form for certain new chemical entities.

NOVEN'S TRANSDERMAL DRUG DELIVERY TECHNOLOGY

         Noven's patented, proprietary transdermal drug delivery systems incorporate a thin, solid state, multi-laminate construc-tion with a drug-bearing interpolymeric adhesive. The transdermal drug delivery system, or patch, has a finite area with a specific geometric shape. On one side the patch has a release liner that, when removed, exposes a pressure sensitive adhesive. This adhesive functions as both the drug platform and as the means of affixing the system to the patient's skin. The outside of the patch is comprised of a specialized backing material that is specifically tailored to the drug being delivered and the length of time the system is intended to be worn. The size of the patch is dependent upon the amount of drug needed by the patient, and its shape is designed so that the patch can be worn comfortably. The transdermal drug delivery system is packaged in a pouch designed to maintain the system's stability and protect against contamination.

         Noven's transdermal drug delivery system is capable of being modified so that it may be used to deliver various drugs. The techniques utilized to modify the system include those which improve the solubility and diffusibility of drugs within the transdermal system and those which improve a drug's percutaneous absorption by changing the skin's ability to retain moisture; by softening the skin and improving the skin's permeability; by adding compounds which may act as penetration assistants or hair follicle openers; or by changing the skin's boundary layer.

PRODUCTS AND TECHNOLOGY UNDER DEVELOPMENT

         The following table sets forth information regarding products and technology under development by the Company and is qualified by reference to the more detailed descriptions elsewhere in this Form 10-K.

  DRUG/
TECHNOLOGY                THERAPEUTIC USES          STATUS                       LICENSEES
----------                ----------------          ------                       ---------
Hormone
Replacement

Estrogen                  Menopausal Symptoms      FDA approved;               Ciba-Geigy--
                                                   approved in 17              U.S. & Canada;
                                                   foreign countries;          RPR--Worldwide,
                                                   commercial sales            (excluding U.S.
                                                   in the United               and Canada)
                                                   States (commenced
                                                   March 1996) and ten
                                                   foreign countries;
                                                   regulatory filings
                                                   in numerous other
                                                   foreign countries

Combination               Menopausal Symptoms      Phase II/III                RPR-Worldwide
Estrogen/Pro-                                      Clinical Trials
   gestogen

Second Genera-            Menopausal Symptoms      Development                 Ciba-Geigy--
tion Estrogen                                                                  U.S. & Canada;
                                                                               RPR--Japan
Other Products

Nitroglycerin             Angina                   ANDA filed                        --

Transoral                 Dental Anesthetic        NDA filed                         --
Mucosal
Anesthetic

Antifungal                Onychomycosis            Phase I/II Clinical               --
                                                   Trials

Alprazolam                Anxiety                  IND filed                         --
Albuterol                 Asthma                   IND filed                         --

Selegiline                Selected Neurological    Pre-Clinical                      --
                          Disorders

Nicotine                  Smoking Cessation        Pre-Clinical                      --

Nonsteroidal              Arthritis & Soft         Pre-Clinical                      --
Anti-Inflam-              Tissue Injuries
matory Drug

Iontophoretic             Transdermal Drug         Development                       --
Technology                Delivery

TRANSDERMAL ESTROGEN DELIVERY SYSTEM

         It has been estimated that during the next 50 years the overall population of the United States will increase by 40%, while the group of individuals over 65 years old will increase by 160%. Worldwide, the elderly population is increasing at a rate approximately 50% faster than overall population growth. It has also been estimated that there are approximately 35 to 40 million post-menopausal women in the U.S. and this group is one of the fastest growing demographic segments in the nation. With the aging of the population over the next several decades, conditions and diseases such as menopause and osteoporosis, which may benefit from hormone replacement therapy, will become significantly more prevalent.

         At the onset of menopause, women lose their ability to produce estrogen. A diminished estrogen supply in post-menopausal women can cause hot flashes, insomnia, vaginal atrophy, irritability, anxiety, moodiness and excessive sweating. Estrogen replacement therapy ("ERT") can reverse or prevent these serious physical and psychological symptoms. Another condition related to the inability to produce estrogen is osteoporosis, a progressive deterioration of the skeletal system through the loss of bone mass. According to the National Osteoporosis Foundation, osteoporosis currently affects approximately 25 million people in the U.S. It is estimated that 80% of all hip fractures in elderly patients are associated with osteoporosis and that nearly 20% of all patients with hip fractures will die from complications within six months of the event. Numerous medical studies and the National Institutes of Health recommend ERT as the most effective method of preventing osteoporosis in post-menopausal women. In addition, a ten year study of approximately 49,000 post-menopausal women, published in The New England Journal of Medicine in 1991, found that women who take estrogen after menopause can reduce their risk of heart disease by fifty percent.

         On October 28, 1994, Noven received full FDA approval for an advanced transdermal estrogen replacement system which delivers 17-beta estradiol continuously for 84 hours (3.5 days) in four separate dosages for the treatment of moderate to severe menopausal symptoms. To date, regulatory authorities in seventeen foreign countries also issued approval for the transdermal estrogen replacement system. This product is being sold by RPR in nine countries in Europe (including the United Kingdom, Germany and France) and in Australia under the name Menorest. In March 1996, Ciba-Geigy launched the commercial sale of Noven's transdermal estrogen replacement system under the name Vivelle(TM) in the United States. The Company has licensed this product on a worldwide basis to Ciba-Geigy in the United States and Canada and to RPR in Europe, Japan and all other territories. This product has also been submitted for regulatory approval in numerous other foreign countries.

TRANSDERMAL COMBINATION ESTROGEN/PROGESTOGEN DELIVERY SYSTEM

         Progestogen is a hormone that is frequently prescribed in conjunction with estrogen in order to mitigate the potential side effects of unopposed estrogen replacement therapy. Clinical studies suggest that unopposed estrogen replacement therapy may increase the risk of uterine cancer. The adminis-tration of estrogen and progestogen together more closely imitates the natural female hormonal cycle. Noven's combination estrogen/progestogen transdermal drug delivery system combines the advantages of both compounds in a single delivery system. To date, no approved progestogen or combined estrogen/progestogen transdermal drug delivery systems are available in the U.S. Phase II/III clinical trials are being conducted by RPR for the transdermal combination estrogen/progestogen delivery system. The Company has licensed these products on a worldwide basis to RPR.

TRANSORAL MUCOSAL DENTAL ANESTHETIC DELIVERY SYSTEM
FOR DENTAL PAIN MANAGEMENT

         Intraoral injection is often accompanied by significant discomfort or pain. Therefore, the use of topical anesthetics prior to intraoral injection is a widely accepted dental practice. Topical agents including gels, ointments and sprays are used to anesthetize the oral mucosa, but each of these dosage forms has distinct disadvantages. Sprays, ointments and gels make it difficult to control the amount of drug applied and to confine the drug to a desired site, and can become diluted in the oral cavity.

         Noven has developed a unique transoral mucosal dental anesthetic delivery system that can be applied to the oral mucosa and which will be used for pre-injection numbing. Additional studies will be required for its application to certain dental procedures requiring minor to moderate pain relief such as periodontal curettage, periodontal scaling and dental cleaning. The transoral mucosal dental anesthetic may also be used to relieve the pain from oral sores and lesions. A transoral drug delivery system for dental anesthesia offers several potential advantages over conventional intraoral injections, including reduced patient discomfort, improved safety and reduced risk of cross-infection. In addition, the transoral mucosal dental anesthetic may offer increased convenience to the dentist and may result in increased patient visits. Noven completed Phase III clinical trials for its transoral mucosal dental anesthetic delivery system and an NDA was filed in May 1995.

TRANSDERMAL NITROGLYCERIN DELIVERY SYSTEM FOR
CARDIOVASCULAR DISEASE

         Angina pectoris is a condition caused by the temporary inability of the coronary arteries to supply a sufficient quantity of oxygenated blood to the heart muscle. An angina attack is accompanied by steady, severe pain and intense pressure in the region of the heart. Angina attacks may be relieved by the administration of nitroglycerin, a known coronary vasodilator, which increases the flow of oxygenated blood to the heart. The American Heart Association estimates that angina affects over three million people in the United States.

         Nitroglycerin is available in several conventional dosage forms including sublingual tablets and other oral and topical formulations. Many of these dosage forms however, have limitations. Therefore, transdermal drug delivery systems have become a widely used form of nitroglycerin delivery. First introduced commercially in 1982, transdermal nitroglycerin delivery systems are currently marketed by several companies. Worldwide sales in 1993 of this product were estimated to be in excess of $500 million.

         The Company has developed a transdermal nitroglycerin delivery system which has all of the attributes of the most advanced systems currently on the market, such as a small surface area, appropriate adhesive qualities and a cosmetically attractive appearance. An Abbreviated New Drug Application ("ANDA") was filed with the FDA for this product in 1992. This product is currently under active FDA review. The Company intends to market this product either independently or with a marketing partner.

TRANSDERMAL ANTIFUNGAL DELIVERY SYSTEM FOR ONYCHOMYCOSIS

         Onychomycosis, a nail fungal infection, is the most frequent cause of nail disease and occurs in approximately 2-5% of the population. Onychomycosis can result in splitting, thickening, roughness and discoloration of the nail. This infection can be painful as well as cosmetically unappealing.

         Current treatment for onychomycosis includes orally administered antifungal agents and topical creams and ointments. Many of the oral dosage forms which are absorbed systemically have been associated with undesirable side effects. Current topical treatments are limited in effectiveness by insufficient penetration of the drug into the nail bed.

         Noven has developed a transdermal delivery system to treat onychomycosis. Noven's transdermal antifungal patch may provide enhanced and convenient delivery, nonsystemic administration and controlled dosing. The active ingredient for the Company's system is an antifungal agent that has been approved by the FDA in other dosage forms. The Company is conducting Phase I/II clinical trials for this product.

TRANSDERMAL ALPRAZOLAM DELIVERY SYSTEM FOR ANXIETY DISORDERS

         Anxiety is the most common mental health problem in the United States. Although some anxiety or tension associated with the stress of everyday life is normal, anxiety can become disabling when people suffer from excessive or unrealistic anxiety or worry. Symptoms of a severe anxiety disorder include trembling, restlessness, shortness of breath, palpitations, nausea and insomnia. Anxiety is often treated with antianxiety medication and/or psychotherapy. Alprazolam, which is only available in tablet form, is a mild anti-anxiety agent used primarily to relieve mild to moderate anxiety and nervous tension.

         Noven has developed a transdermal alprazolam delivery system for the treatment of anxiety disorders. The transdermal delivery of alprazolam may provide a more optimal delivery system with dosing intervals of once a day or longer. An Investigational New

Drug Application ("IND") was filed for this product with the FDA in December
1993.

TRANSDERMAL ALBUTEROL DELIVERY SYSTEM FOR ASTHMA

         Asthma effects approximately 12 million Americans, including four million children under the age of eighteen. Asthma, which is a chronic affliction of the bronchial tubes, is often triggered by viral infections, allergens or pollutants. Symptoms of an asthma attack include forced breathing, coughing and loss of consciousness. Treatments for asthma include bronchodilators and anti-inflammatory drugs. Albuterol, which is available in aerosol, syrup and tablet dosage form, is a commonly prescribed drug for the treatment of asthma.

         Noven has developed a transdermal albuterol delivery system for the treatment of asthma. Noven believes that the transdermal delivery of albuterol could improve the overall bioavailability, dosing requirements and patient compliance when compared to other albuterol products. An IND was filed for this product with the FDA in December 1993.

PRODUCT FOR SELECT NEUROLOGICAL DISORDERS

         Selegiline is a drug currently being marketed by Somerset Pharmaceuticals, Inc. ("Somerset") as Eldepryl(R) tablets for the treatment of late stage Parkinson's disease. U.S. sales of Eldepryl(R) in 1994 were approximately $125 million.

         In June, 1994 Noven entered into an agreement with Somerset to develop and manufacture a transdermal formulation of Selegiline. Although this agreement concluded in 1995, Noven is continuing to develop this product and anticipates clinical investigation commencing in 1996.

PRODUCT FOR MUSCULOSKELETAL DISORDERS

         NonSteroidal Anti-Inflammatory Drug ("NSAID") for musculoskeletal disorders are of the most widely prescribed therapies for conditions ranging from arthritis to soft tissue injuries; some members of the NSAID class are also available over-the-counter. Although extremely effective, the major drawback of NSAID is a potential for irritation and even ulceration of the stomach lining which can be life-threatening. Transdermal delivery of an NSAID directly to the affected joint or tissue should prove therapeutically beneficial with the added advantage of much lower potential for gastrointestinal side effects.

         Noven has developed transdermal systems containing NSAID. These products are in preclinical testing and an IND is anticipated in 1996.

OTHER PRODUCTS AND TECHNOLOGY

         Several other products are in the preliminary stages of pre-clinical testing and research and development. Noven has developed a second generation estrogen transdermal delivery system which is one-third the size of the Company's current transdermal delivery system, and a transdermal nicotine system for smoking cessation, which is in pre-clinical testing. Products in the research and development stage include the transoral mucosal system which incorporate several pharmaceutical compounds (other than anesthetics) for the treatment of various oral conditions.

         Noven is also actively involved in the development of new technologies in the transdermal drug delivery area, such as iontophoresis. Iontophoresis is a technique whereby positively or negatively charged drug molecules are driven by an electric current from a transdermal device through the skin and into the bloodstream. Certain higher molecular weight drugs, such as those composed of peptides, may require modification of the barrier properties of the skin in order to be delivered transdermally. Noven believes its iontophoretic transdermal drug delivery system may accommodate these higher molecular weight drugs and may thereby increase the number of drugs suitable for transdermal delivery, possibly including certain genetically engineered molecules.

MARKETING

         Noven is committed to becoming a fully integrated pharmaceutical company with capabilities for developing, manufacturing and marketing pharmaceutical products which incorporate alternate drug delivery technologies. With respect to certain products, however, Noven has entered into and anticipates that it will enter into license, development and manufacturing agreements. For the domestic market, prior to expected product approvals from the FDA, the Company will evaluate whether to license products to a larger company with an established sales force or to develop its own marketing and sales capabilities. The Company's evaluation will be conducted on an individual product basis and will include consideration of the estimated costs associated with sales, marketing and distribution. These combined costs and the Company's financial position will be factored into the decision of whether to license or directly market the product.

         Noven has licensed its transdermal estrogen replacement system worldwide to two major pharmaceutical companies, Ciba-Geigy and RPR. In addition, Noven has licensed its transdermal progestogen delivery system and its transdermal combination estrogen/progestogen delivery system worldwide to RPR.

         The agreement with Ciba-Geigy provides it with the right to market the transdermal estrogen delivery system in the U.S. and Canada. Ciba-Geigy will market Noven's system in the U.S. and Canada as Vivelle(TM).

         The agreement with RPR provides it with the right to market (i) the transdermal estrogen delivery system in all territories exclusive of the United States and Canada and (ii) the transdermal combination estrogen/progestogen delivery system and transdermal progestogen delivery system worldwide. RPR will market Noven's transdermal estrogen delivery system as Menorest in its territory.

         The Company is currently examining the possible development of its own marketing and sales capabilities with respect to the transoral mucosal dental anesthetic product in the United States.

MANUFACTURING

         Noven's original facility in Dade County, which consists of approximately 18,300 square feet, is fully equipped and has a manufacturing capacity of approximately 100 million transdermal units per year. This facility complied with U.S. and European regulatory requirements and has been inspected by the FDA and the Medicines Control Agency of the United Kingdom. This facility is used to commercially manufacture Vivelle(TM) and Menorest for Ciba-Geigy and RPR, respectively. This facility also received a pre-approval inspection for the manufacture of Noven's transoral mucosal dental anesthetic product and its transdermal nitroglycerin product.

         Noven's newer 15 acre site in Dade County includes two adjacent buildings, each with approximately 40,000 square feet. One of the buildings has been fully renovated and equipped. This facility was inspected and approved by the Medicines Control Agency of the United Kingdom. The FDA inspected this facility in late 1995 and full approval is expected. After FDA approval of this facility, product manufactured on this site can be marketed to the public. This facility will have a capacity of approximately 400 million transdermal units per year. It is anticipated that full development of this site, including possible new construction on the property, can accommodate Noven's space requirements for its foreseeable long term growth.

         Noven has the capacity of designing, developing, building and maintaining its production equipment, including fabrication of replacement parts where appropriate. Additionally, Noven's engineering expertise provides valuable support to its research and development groups by rapidly fabricating or modifying equipment essential in the product development program.

COMPETITION

         Noven's operations are conducted in highly competitive areas. All transdermal drug delivery products being developed by the Company will face competition both from conventional forms of drug delivery (i.e., oral and parenteral), other transdermal products and, possibly, alternate forms of drug delivery, such as controlled release oral delivery, liposomes and implants. Noven, therefore, faces potential competition from numerous pharmaceutical companies, many of which have greater financial resources, technical staffing and manufacturing and marketing capabilities.

         Competition in drug delivery systems is generally based on a company's marketing strength, product performance characteristics (i.e., reliability, safety, patient convenience) and product price. Acceptance by physicians and other health care providers including managed care groups is also critical to the success of a product. In a highly competitive marketplace and with evolving technology, there can be no assurances that additional product introductions or developments by others will not render the Company's products or technologies noncompetitive or obsolete. Noven has attempted to minimize these risks, however, by its technological innovativeness and by developing strategic alliances. For example, Noven has aligned itself with two world wide marketing organizations, Ciba-Geigy and RPR, for marketing its estrogen delivery system as Vivelle(TM) in the U.S. and Canada and as Menorest elsewhere.

         In January 1995, 3M Pharmaceuticals/Drug Delivery Systems and Berlex Laboratories, Inc. announced the receipt of FDA approval to market Climara(TM), an estradiol transdermal system, in the United States in two dosage strengths. Berlex Laboratories, Inc. has U.S. marketing rights for Climara(TM).
Commercial distribution of this transdermal delivery product commenced in the second quarter of 1995.

         To the Company's knowledge, Ciba-Geigy is the leader in marketing transdermal estrogen replacement products in the U.S. as well as in European markets. Noven believes that the quality of Vivelle(TM) and the marketing ability of Ciba-Geigy in the United States will give this product a competitive advantage in the marketplace. However, it is impossible to predict, at this time, the market share Noven's product will receive or the effect Climara(TM) (or other future competing transdermal systems) will have on sales.

         Ciba-Geigy and Schering-Plough Corporation dominate the world market in transdermal nitroglycerin products. Noven believes that other companies, including Alza Corporation, Cygnus Therapeutic Systems, Elan Corporation, plc, TheraTech, Inc., Ethical Holdings, plc, Cilag, a division of Johnson & Johnson, and 3M Corp. are also developing competing transdermal drug delivery products.

PATENTS AND PROPRIETARY RIGHTS

         Noven has obtained eleven U.S. patents and has over 100 pending patent applications worldwide.

         The United States has changed its patent laws in fundamental respects to fulfill certain obligations under the General Agreement on Tariffs and Trade
(GATT) and specifically under the accompanying Agreement on Trade-Related Aspects of Intellectual Property Law (TRIPs). These changes became law on December 8, 1994 when President Clinton signed the Uruguay Round Agreements Act, and took effect in their entirety on January 1, 1996. All patent owners, as well as pending and future patent applications, will be affected. The immediate consequences to Noven will be that the term for some existing patents will be reset beyond their current term of 17 years from issue, thereby extending their potential commercial value. The long term consequences of these changes are, at this time, unknown.

         The Company is unaware of the existence of any challenges to the validity of its patents or of any claim made by a third-party of patent infringement with respect to its products. However, no assurance can be given that such challenges or claims will not be asserted in the future. Although there is a statutory presumption as to a patent's validity, the issuance of a patent is not conclusive as to such validity, or as to the enforceable scope of the claims of the patent. There is no assurance that Noven's patents or any future patents will prevent other companies from developing similar or functionally equivalent products. Furthermore, there is no assurance that any of the Company's future processes or products will be patentable, that any pending or additional patents will be issued in any or all appropriate jurisdictions or that Noven's processes or products will not infringe upon the patents of third parties.

         None of the drug chemical entities Noven uses for the products now in clinical trials are patented in the U.S. However, some of the drugs which may be incorporated in the Company's future products may be patented by others. Therefore, the ability of Noven to market such products prior to the expiration of such patents may depend, among other things, upon its ability to enter into arrangements with the holders of such patents.

         Noven also attempts to protect its proprietary information under trade secret laws. Generally, Noven's agreements with each employee, licensing partner, consultant, university, pharmaceutical company and agent contain provisions designed to protect the confidentiality of its proprietary information. There can be no assurance that these agreements will not be breached, that the Company will have adequate legal remedies as a result thereof, or that the Company's trade secrets will not otherwise become known or be independently developed by others.

GOVERNMENT REGULATION

United States

         The marketing of pharmaceutical products requires the approval of the FDA in the U.S. The FDA has established regulations, guidelines and safety standards which apply to the pre-clinical evaluation, clinical testing, manufacturing and marketing of pharmaceutical products. The process of obtaining FDA approval for a new product may take several years and is likely to involve the expenditure of substantial resources. The steps required before a product can be produced and marketed for human use include: (i) pre-clinical studies; (ii) submission to the FDA of an IND, which must become effective before human clinical trials may commence in the U.S.; (iii) adequate and well controlled human clinical trials; (iv) submission to the FDA of an NDA or, in some cases, an ANDA; and (v) review and approval of the NDA or an ANDA by the FDA.

         An ANDA may be submitted for products that have the same active ingredient(s), indication, route of administration, dosage form and dosage strength as an existing FDA-approved product, if clinical studies have demonstrated bio-equivalence of the new product to the FDA-approved product.

         An NDA generally is required for products with new active ingredients, new indications, new routes of administration, new dosage forms or new strengths. An NDA requires that complete clinical studies of a product's safety and efficacy be submitted to the FDA, the cost of which is substantial. For products in this category, limited testing may begin on humans after submission and approval of the IND.

         Pre-clinical studies are conducted to obtain preliminary information on a product's efficacy and safety. The results of these studies are submitted to the FDA as part of the IND and are reviewed by the FDA before human clinical trials begin. Human clinical trials may commence 30 days after receipt of the IND by the FDA, unless the FDA objects to the commencement of clinical trials.

         Human clinical trials are typically conducted in three sequential phases, but the phases may overlap. Phase I trials consist of testing the product primarily for safety in a small number of patients at one or more doses. In Phase II trials, the safety and efficacy of the product are evaluated in a patient population somewhat larger than the Phase I trials. Phase III trials typically involve additional testing for safety and clinical efficacy in an expanded population at different test sites. A clinical plan, or protocol, accompanied by the approval of the institution participating in the trials, must be reviewed by the FDA prior to commencement of each phase of the clinical trials. The FDA may order the temporary or permanent discontinuation of a clinical trial at any time.

         The results of product development and pre-clinical and clinical studies are submitted to the FDA as an NDA or an ANDA for approval. If an application is submitted, there can be no assurance that the FDA will review and approve the NDA or an ANDA in a timely manner. The FDA may deny an NDA or an ANDA if applicable regulatory criteria are not satisfied or it may require additional clinical testing. Even if such data is submitted, the FDA may ultimately deny approval of the product. Further, if there are any modifications to the drug, including changes in indication, manufacturing process, labeling, or a change in a manufacturing facility, an NDA or an ANDA supplement may be required to be submitted to the FDA. Product approvals may be withdrawn after the product reaches the market if compliance with regulatory standards is not maintained or if problems occur regarding the safety or efficacy of the product. The FDA may require testing and surveillance programs to monitor the effect of products which have been commercialized, and has the power to prevent or limit further marketing of these products based on the results of these post-marketing programs.

         The Prescription Drug User Fee Act of 1992 (the "Fee Act") authorized the FDA to collect three types of fees from prescription drug manufacturers:
(1) one-time application fees imposed upon submission to the FDA for approval,
(2) establishment fees, and (3) product fees which are imposed annually. Payment of application fees are required for each human drug application including an NDA, certain ANDAs, certain initial certification/approval of certain antibiotic drugs, and licensure under the Public Health Service Act of certain biological products. The Fee Act also mandates a fee on supplements (containing clinical data) to human drug applications. The amount of the fee is dependent on whether the application is accompanied by clinical data on safety and efficacy (other than bioavailability or bioequivalence studies). For 1996, the estimated application fee for human drug applications is $204,000, while applications without clinical data and supplements with clinical data are one-half of that fee. Payment of establishment fees are required for prescription drug establishments at which at least one prescription drug product is manufactured. For 1996, the estimated establishment fee is $135,300. Payment of product fees are required for each strength and dosage form of an approved prescription drug product, and are estimated for 1996 at $12,500. The Fee Act provides for fee exceptions, waivers and reductions, including payment deferrals under certain circumstances, primarily for the benefit of small businesses. While Noven will endeavor to request such fee exceptions, waivers and reductions where it believes it can demonstrate eligibility, there is no assurance that the FDA will grant any such request.

         Foreign and domestic manufacturing facilities are subject to periodic inspections for compliance with the FDA's GMP regulations and each domestic drug manufacturing facility must be registered with the FDA. In complying with standards set forth in these regulations, manufacturers must continue to expend time, money and effort in the area of quality control to insure full technical compliance. Facilities handling controlled substances, such as Noven, must be licensed by the U.S. Drug Enforcement Administration ("DEA"). The Company has produced transdermal drug delivery products in accordance with the FDA's GMP regulations for clinical trials, manufacturing process validation studies and commercial manufacture.

         Noven's activities may also be subject to various federal, state and local laws and regulations regarding occupational safety, laboratory practices, environmental protection and hazardous substance control, and may be subject to other present and possible future local, state, federal and foreign regulations. Under certain of these laws, Noven could be liable for substantial costs and penalties in the event that waste is disposed of improperly. Noven utilizes two waste management firms to provide for proper disposal of hazardous waste. The Company believes that its hazardous waste disposal procedure prevents improper disposal.

Foreign

         Noven intends to have its products marketed in certain foreign countries. Therefore, approval by these countries' regulatory authorities must be obtained. The approval procedures vary from country to country, and the time required for approval may be longer or shorter than that required for FDA approval. Even after foreign approvals are obtained, further delays may be encountered before products may be marketed. For example, many countries require additional governmental approval for price reimbursement under national health insurance systems. Such approval can be critical to any extensive marketing of drug products in such countries. If practical and acceptable to the FDA, Noven intends to design its FDA protocols for the clinical studies of its products to permit acceptance of the data by foreign regulatory authorities and to thereby reduce the risk of duplication of clinical studies. However, additional studies may be required to obtain foreign regulatory approval. Further, some foreign regulatory agencies may require additional studies involving patients located in their countries.

         As a result of the enactment of the Drug Export Amendments Act of 1986, a drug not yet approved in the United States, but for which an IND exemption for human testing has been obtained and for which FDA approval is being actively pursued, may be exported to certain foreign markets as long as the product: (i) is approved by the importing nation; (ii) is labeled for export and (iii) is approved for export by the FDA. However, because numerous restrictions and reporting requirements are imposed under this law, the cost of exporting such products can be expected to exceed the costs of exporting products that have been approved for sale in the United States.

EMPLOYMENT

         The Company employs two hundred and twenty-six people; approximately one hundred and twenty-eight are engaged in process development and manufacturing, thirty in research and development, fifty four in medical affairs studies, regulatory affairs, quality assurance and quality control and fourteen in administration. Most of the Company's scientific and engineering employees have had prior experience with pharmaceutical or medical product companies. No employee is represented by a union and Noven has never experienced a work stoppage. The Company believes its employee relations are excellent.

INSURANCE

         The Company has procured general liability insurance, in an amount of $8,000,000 per incident and $9,000,000 in the aggregate per annum. This policy provides coverage on an occurrence basis and is subject to annual renewal. The Company has also procured product liability insurance in an amount of $12 million per incident and $12 million in the aggregate per annum. This policy provides coverage on a claims made basis and is subject to annual renewal. No assurance can be given that the coverage limits will be adequate.

Item 2.  Properties.

         The Company owns a 20,000+ square foot building which is used for laboratory, engineering, office and administrative purposes on one and one-half acres. The Company also owns 9.5 acres of vacant land that could accommodate 160,000+ square feet of new buildings for a variety of manufacturing, warehousing and developmental purposes. RPR owns, on a contiguous site, two existing buildings of approximately 80,000+ square feet on four acres. One of the buildings is being used by Noven for manufacturing purposes. The other building is presently utilized for engineering. The RPR facility is leased to the Company for a term of 31.5 years on favorable terms. The lease grants Noven a purchase option. RPR may terminate the lease prior to the expiration of its term upon termination or expiration of the license agreement entered into in June 1992. These facilities, it is believed, will provide sufficient space for the Company's projected growth in the foreseeable future.

         The Company leases real property at 13300 Southwest 128th Street, Miami, Florida, under standard leases expiring on December 31, 1996 with various option periods. The aggregate annual rental under these leases is approximately $128,000 per year, subject to certain adjustments. Of the approximately 18,000 square feet under lease at this location, approximately 16,000 square feet is used for manufacturing, packaging and a laboratory, and approximately 2,000 square feet is used for a warehouse.

         The Company believes that its existing properties are well maintained and in good operating condition and that there is no excessive obsolescence.

Item 3.  Legal Proceedings.

         The Company is not a party to any legal proceedings and to the knowledge of the Company, none are threatened.

Item 4.  Submission of Matters to a Vote of Security Holders.

         The Company did not submit any matters to a vote of stockholders during the fourth quarter of the fiscal year ended December 31, 1995.

                                    PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

                 (a)  Market Information

                 The following table sets forth, for the periods indicated, the high and low sale prices for the Common Stock as reported on the Nasdaq National Market.

                                           High Price               Low Price
                                           ----------               ---------
First Quarter, 1994                          19 1/4                   13 1/8
Second Quarter, 1994                         17 3/4                   12 3/4
Third Quarter, 1994                          15 1/2                   10 1/4
Fourth Quarter, 1994                         16 3/4                   11 1/8

First Quarter, 1995                          12 3/8                    6 1/2
Second Quarter, 1995                          9 1/8                    6 3/4
Third Quarter, 1995                          11                        7
Fourth Quarter, 1995                         11 1/2                    8 1/4

                 (b)  Holders.

         As of December 31, 1995, the number of stockholders of record was 693 and the approximate number of beneficial owners was 6,000.

                 (c)  Dividends.

         The Company has never paid a cash dividend on its Common Stock, intends to retain all earnings for the operation and expansion of its business and does not anticipate paying cash dividends in the future. Any future declaration and payment of dividends will be determined by the Board of Directors in light of conditions then existing, including the Company's earnings, financial condition, capital requirements, as well as such other factors as the Company's Board of Directors may consider.

Item 6.  Selected Financial Data.

                            SELECTED FINANCIAL DATA

         The selected financial data presented below are derived from the financial statements of the Company. The financial statements for the years ended December 31, 1993, 1994 and 1995 and the reports thereon, are included elsewhere in this Form 10-K. The selected financial data as of December 31, 1991 and 1992 are derived from financial statements previously filed with the Commission and not included in this Form 10-K. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Financial Statements.


                                                                         YEAR ENDED DECEMBER 31,
                                             -------------------------------------------------------------------------
                                             1991               1992              1993                1994        1995
                                             ----               ----              ----                ----        ----
                                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF
  OPERATIONS DATA:

Revenues:

  Product Sales                             $    --            $    --           $    --            $   295     $ 8,747
  License revenue                               139              1,927             3,125              4,155       1,703
  Interest income                                60                803               624              1,214       1,682
  Other income                                   --                192               345                381          52
                                            -------            -------           -------            -------     -------
         Total                                  199              2,922             4,094              6,045      12,184

Expenses:
  Cost of products
    sold                                         --                 --                --                148       4,814



  Research and
    development                               2,164              4,127             5,161              8,036      10,509
  General and
    administrative                            1,133              1,836             2,244              2,805       3,442
                                              -----              -----             -----              -----       -----
         Total                                3,297              5,963             7,405             10,989      18,765

Net loss                                    $(3,098)           $(3,041)          $(3,311)           $(4,944)    $(6,581)
                                            =======            ========          ========           =======     =======
Net loss per share                          $  (.02)           $  (.25)          $  (.21)           $  (.28)       (.34)
                                            ========           =======           ========           =======     =======
Weighted average
  shares of common
  stock and common
  stock equivalents                          12,246             14,761            15,925             17,440      19,237


                                                                             AT DECEMBER 31,
                                              -----------------------------------------------------------------------
                                              1991              1992              1993               1994        1995
                                              ----              ----              ----               ----        ----
                                                                             (IN THOUSANDS)
BALANCE SHEET DATA:
Working capital                             $ 1,946           $ 20,781          $ 14,822           $ 35,047     $ 27,560
Total assets                                  3,534             23,289            29,860             54,365       48,646
Long-term obligations                            --                 --                --                 ----
Accumulated deficit                          (4,186)            (7,228)          (10,539)           (15,483)     (22,063)
Total stockholders'
  equity                                      1,562             20,740            20,693             44,546       38,030


Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

 General

         Since commencing operations in 1987, the Company has been engaged primarily in the research and development of transdermal drug delivery systems. The Company's revenues have been generated principally by license fees, milestone payments pursuant to various license agreements and interest. A significant portion of revenues in 1995, however, is attributable to the purchase by the Company's licensee partners of transdermal estrogen delivery systems for commercial sale in Europe and in anticipation of that product's commercial launch in the United States.

         To date, the Company's product development efforts have been undertaken independently and pursuant to license agreements with Rhone-Poulenc Rorer, Inc. and/or its affiliates ("RPR") and Ciba-Geigy Corporation ("Ciba-Geigy"). Under these agreements a license fee was paid upon execution. All of the agreements provided for the payment of monthly development fees or cost reimbursements for product development and/or milestone payments upon achieving certain technical and regulatory goals.

         The Company's results of operations vary significantly from quarter to quarter and depend, among other factors, on the commercial sale of its products, execution of new product development agreements, the timing of fees and milestone payments made by its licensees, the progress of clinical trials conducted by the Company and/or its licensees and costs associated with the development of the Company's products. The timing of the Company's revenue may not match the timing of the Company's associated product development expenses for any particular period.

RESULTS OF OPERATIONS

1995 Compared to 1994

         Total revenues increased approximately 100% from approximately $6,045,000 in 1994 to approximately $12,184,000 in 1995. The increase in revenues during 1995 was primarily a result of the increase in product sales of the Company' transdermal estrogen delivery system to its licensee partners from $295,000 in 1994 to $8,748,000 in 1995. Royalties for product sold to one licensee will be recognized after the product is launched. License revenues decreased approximately 60% from approximately $4,155,000 in 1994 to approximately $1,703,000 in 1995. The Company believes that license revenues will fluctuate from period to period depending on contributing factors which include, but are not limited to, future success in finalizing new collaborative agreements, timely achievement of milestones and strategic decisions on self-funding certain projects. Interest income increased approximately 39% from approximately $1,214,000 in 1994 to $1,682,000 in 1995 primarily as a result of the investment of the proceeds of the 1994 public offering of common stock.

         Cost of product sold increased from approximately $148,000 in 1994 to approximately $4,814,000 in 1995. The gross margin percentage was 50% in 1994 and 45% in 1995. These manufacturing costs and attendant gross margins were primarily attributable to expenses incurred in the early stages of manufacturing the transdermal estrogen delivery systems.

         Research and development expenses increased approximately 31% from approximately $8,036,000 in 1994 to approximately $10,509,000 in 1995. The increase in research and development expenses was attributable to new product development, manufacturing process engineering and development costs, preproduction start-up expense and the hiring of additional staff for new and existing programs. New product development included the transoral dental anesthetic systems and the transdermal estrogen/progestogen combination delivery system. Preproduction start-up includes the costs associated with staffing, obtaining regulatory approvals and preparing for product commercialization. General and administrative expenses increased approximately 23% from approximately $2,805,000 in 1994 to approximately $3,442,000 in 1995 primarily because of increases in staffing, recruiting expenses and professional fees.

1994 Compared to 1993

         Total revenues increased from $4,094,000 in 1993 to $6,045,000 in 1994. The Company's license revenue increased approximately $1 million or 33% in 1994 from 1993 due to certain milestone payments. The increase in interest income of approximately $600,000 or 95% in 1994 was attributable to the investment of the proceeds of the June 1994 public offering of common stock.

         Research and development expenses increased approximately $2,900,000 or 56% due to research activities related to new products such as the transoral dental anesthetic system, the transdermal estrogen/progestogen combination delivery system, and the transdermal antifungal delivery system,
among others.   The increase in research and development expenses was also attributable to increases in the number of research, development, clinical and regulatory personnel, and preproduction expenses relating to the launch of the estradiol product including materials used in preproduction and training runs to test and validate manufacturing equipment and processes. The increase in general and administrative expenses of approximately $560,000 or 25% was primarily due to increases in staffing.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has historically financed its operations through public offerings of common stock, including the exercise of warrants issued in connection with the first such offering, private placements of its equity securities, license and contract revenues, interest income and during the 1995 calendar year, through the sale of product. From its inception through December 31, 1995, the Company received net proceeds of approximately $56,000,000 from the sale of equity securities, approximately $14,000,000 from license agreements, approximately $5,000,000 from interest income and approximately $9,000,000 from product sales. At the end of December 31, 1995 the Company had approximately $24,000,000 in cash and securities held to maturity.

         The decrease in cash, cash equivalents and securities held to maturity of $11,503,000 during 1995 primarily reflects the funding of a net loss of $6,581,000, an increase in inventory of $3,805,000, an increase in accounts receivable of $1,800,000 to support the worldwide launch of the transdermal estrogen replacement system and a $1,838,000 investment in property and equipment. As of December 31, 1995 the Company had no significant commitments for capital expenditures.

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

         The Company expects to incur additional costs related to product development activities, increased general and administrative expenses and the
completion of its manufacturing facilities.   Although the Company believes
that existing cash,
cash equivalents and securities held to maturity, anticipated contract and manufacturing revenues, will be adequate for the foreseeable future, circumstances could arise which may result in a desire to raise additional capital. There can be no assurance that such capital will be available on acceptable terms, or at all.

NEW ACCOUNTING STANDARDS

         In March 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". SFAS No. 121 establishes accounting standards for long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. SFAS No. 121 requires that long-lived asets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicated that the carrying amount of an asset may not be recoverable. SFAS No. 121 will apply to Noven for the year ended December 31, 1996. Management believes that the adoption of this statement will not have a material impact on Noven's financial statements.

         The FASB has also issued SFAS No. 123, "Accounting for Stock-Based Compensation". This statement defines a fair value based method of accounting for an employee stock option. This statement also permits a company to continue to measure compensation costs for their stock option plan using the intrinsic value based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS No. 123 requires disclosure of the pro forma net income and earnings per share that would be recorded if the fair value method was utilized. Noven plans to continue to utilize the provisions of APB 25 to account for such compensation costs, and will provide the pro forma disclosures required by SFAS 123 in its 1996 financial statements.

Item 8.  Financial Statements and Supplementary Data


                         INDEX TO FINANCIAL STATEMENTS

                                                                             PAGE
                                                                             ----


REPORT OF INDEPENDENT AUDITORS'
  Deloitte & Touche LLP                                                      F-1

FINANCIAL STATEMENTS

  Balance Sheets as of December 31, 1995 and 1994                            F-2
  Statements of Operations for the years ended
    December 31, 1995, 1994 and 1993                                         F-3
  Statements of Stockholders' Equity for the years
    ended December 31, 1995, 1994 and 1993                                   F-4
  Statements of Cash Flows for the years ended
    December 31, 1995, 1994 and 1993                                         F-5
  Notes to Financial Statements                                              F-6


Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

                                 Not applicable

                                    PART III

         Omitted pursuant to General Instruction G(3) to Form 10-K

                                    PART IV

Item 14.         Exhibits, Financial Statement Schedules, and Reports on Form
                 8-K

   (a)     1.       Financial Statements included in Part II of this Report.

           2.       Exhibits

Exhibit
Number                 Description of Document
------                 -----------------------

3.1 --Certificate of Incorporation of the Registrant dated April 10, 1987 and January 28, 1987, incorporated by reference to
                 Exhibit 3(a) of Registration Statement on Form S-18 (Commission File No. 33-20331-A).

3.2 --Amendments to Certificate of Incorporation of the Registrant dated April 10, 1987 and January 28, 1988, incorporated by reference to Exhibit 3(b) of Registration Statement on Form S-18 (Commission File No. 33-20331-A).

3.3 --Amendment to Certificate of Incorporation of the Registrant dated June 21, 1991, incorporated by reference to Exhibit 3.3 of Registration Statement on Form S-2 (Commission File No. 33-45784).

3.4 --Amendment to Certificate of Incorporation of the Registrant dated August 17, 1992, incorporated by reference to Exhibit
                 3.4 of Form 10-K filed with the Securities and Exchange Commission on March 31, 1994.

3.5 --By-laws of the Registrant, as amended and restated as of April 28, 1992, incorporated by reference to Exhibit 3.5 of Form 10-K filed with the Securities and Exchange Commission on March 31, 1994.

3.6 --Amendment to Certificate of Incorporation of the Registrant dated August 2, 1994 incorporated by reference to Exhibit 3.6 of Form 10-K filed with the Securities and Exchange Commission on March 31, 1995.

10.2 --Agreement between the Registrant and Rorer Group, Inc. (now known as Rhone-Poulenc Rorer, Inc.) dated April 27, 1989 (with certain provisions omitted pursuant to Rule 24b-2), as amended on June 22, 1990 (with certain provisions omitted pursuant to Rule 24b-2).

10.3 --Amended and Restated Stock Option Plan of the Registrant, incorporated by reference to Exhibit 10.10 of Form 10-K for the year ended December 31, 1990 filed with the Securities and Exchange Commission on March 28, 1991, as further amended on June 23, 1992 and incorporated by reference to the 1992 Proxy Statement filed with the Securities and Exchange Commission on April 30, 1992.

10.5 --Parkside Plaza Office Lease between Maxine Chin and the Registrant dated April 1, 1991.

10.6 --Parkside Plaza Office Lease between James W. Keen and the Registrant dated July 2, 1992.

10.7 --Parkside Plaza Office Lease between Mark Rubino and the Registrant dated November 28, 1990.

10.8 --Parkside Plaza Office Lease between Bud Eiskant and the Registrant dated June 1, 1990.

10.9 --License Agreement between the Registrant and Ciba-Geigy Corporation dated November 15, 1991 (with certain provisions omitted pursuant to Rule 406) incorporated by reference to
                 Exhibit 10.9 of Amendment No. 1 to Registration Statement on Form S-2 (Commission File No. 33-45784).

10.12 --Warrant and Warrant Agreement between the Registrant and Ciba-Geigy Corporation dated November 15, 1991, incorporated by reference to Exhibit 10.12 of Registration Statement on Form S-2 (Commission File No. 33-45784).

10.13 --License Agreement and Supply Agreement between the Registrant and Rhone-Poulenc Rorer Pharmaceuticals Inc. dated June 26, 1992 (with certain provisions omitted pursuant to Rule 24b-2), incorporated by reference to Exhibit 10.13 of Form 10-K for the year ended December 31, 1992, filed with the Securities and Exchange Commission on March 31, 1993.

10.14 --Warrant and Warrant Agreement between the Registrant and Rhone-Poulenc Rorer Pharmaceuticals Inc. dated June 26, 1992, incorporated by reference to Exhibit 10.14 of Form 10-K for the year ended December 31, 1992, filed with the Securities and Exchange Commission on March 31, 1993.

10.15 --Parkside Plaza Office Lease between Scott E. Stuckey and Annamarie Stuckey and Registrant dated July 27, 1992, incorporated by reference to Exhibit 10.15 of Form 10-K for the year ended December 31, 1992, filed with the Securities and Exchange Commission on March 31, 1993.

10.16 --Parkside Plaza Office Lease between Lawrence T. Deddy, Trustee and the Registrant dated July 29, 1992, incorporated by reference to Exhibit 10.16 of Form 10-K for the year ended December 31, 1992, filed with the Securities and Exchange Commission on March 31, 1993.

10.17 --Agreement between the Registrant and Turnpike-McNeil Development Limited dated January 29, 1993 (re: real property), incorporated by reference to Exhibit 10.17 of Form 10-K for the year ended December 31, 1992, filed with the Securities and Exchange Commission on March 31, 1993.

10.18 --Agreement between the Registrant and Turnpike-McNeil Development Limited dated January 29, 1993 (re: real property and building), incorporated by reference to Exhibit 10.18 of Form 10-K for the year ended December 31, 1992, filed with the Securities and Exchange Commission on March 31, 1993.

10.19 --Warrant issued to Ciba-Geigy Corporation dated April 1, 1993, incorporated by reference to Exhibit 10.19 of Form 10-K for the year ended December 31, 1993, filed with the Securities and Exchange Commission on March 31, 1994.

10.20 --Industrial Lease between Rhone-Poulenc Rorer Pharmaceuticals Inc. and the Registrant dated March 23, 1993 and effective February 16, 1993 (with certain provisions omitted pursuant to Rule 24b-2), incorporated by reference to Exhibit 10.20 of Form 10-K for the year ended December 31, 1993, filed with the Securities and Exchange Commission on March 31, 1994.

10.21 --Second Amendment dated May 13, 1993 to Agreement between the Registrant and Rhone-Poulenc Rorer, Inc. (successor to Rorer Group, Inc.) dated April 27, 1989 (with certain provisions omitted pursuant to Rule 24b-2), incorporated by reference to
                 Exhibit 10.21 of Form 10-K for the year ended December 31, 1993, filed with the Securities and Exchange Commission on March 31, 1994.

10.22 --Amendment dated May 17, 1994 to Warrant dated November 15, 1991 issued to Ciba-Geigy Corporation incorporated by reference to Exhibit 10.22 of Form 10-K filed with the Securities and Exchange Commission on March 31, 1995.

10.23 --Warrant issued to Ciba-Geigy Corporation dated November 28, 1994 incorporated by reference to Exhibit 10.23 of Form 10-K filed with the Securities and Exchange Commission on March 31, 1995.

10.24 --Employment Agreement between Steven Sablotsky and the Registrant dated December 31, 1994 incorporated by reference to Exhibit 10.24 of Form 10-K filed with the Securities and Exchange Commission on March 31, 1995.

10.25 --Employment Agreement between Mitchell Goldberg and the Registrant dated December 31, 1994 incorporated by reference to Exhibit 10.25 of Form 10-K filed with the Securities and Exchange Commission on March 31, 1995.

10.26 --Employment Agreement between Colin A. Norris and the Registrant dated February 1, 1995.

         (b)     Reports on Form 8-K - None

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: March 29, 1996                       NOVEN PHARMACEUTICALS, INC.


                                           By:/s/ Steven Sablotsky
                                              ---------------------------
                                              STEVEN SABLOTSKY, Chairman
                                              of the Board and President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Signature                                  Title                             Date
---------                                  -----                             ----
By: /s/ Steven Sablotsky          Principal Executive               March 29, 1996
   ----------------------         Officer and Director
   Steven Sablotsky
   (Chairman of the
    Board and President)

By: /s/ William A. Pecora         Principal Financial               March 29, 1996
   ----------------------         and Accounting Officer
   William A. Pecora
   (Chief Financial
    Officer)

By:                               Director                          March   , 1996
   ----------------------
   Mitchell Goldberg
   (Executive Vice
    President)


By:/s/ Sheldon H. Becher          Director                                   March 29, 1996
   ----------------------
   Sheldon H. Becher

By: /s/ Sidney Braginsky          Director                                   March 29, 1996
   ----------------------
   Sidney Braginsky

By: /s/ Lawrence J. Dubow         Director                                   March 29, 1996
   ----------------------
   Lawrence J. Dubow


INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Noven Pharmaceuticals, Inc.:

We have audited the accompanying balance sheets of Noven Pharmaceuticals, Inc. ("Noven") as of December 31, 1995 and 1994, and the related statements of operations, stockholders' equity, and cash flows for each of the three years ended December 31, 1995. These financial statements are the responsibility of Noven's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Noven Pharmaceuticals, Inc. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years ended December 31, 1995, in conformity with generally accepted accounting principles.




Deloitte & Touche LLP
Miami, Florida
February 16, 1996

NOVEN PHARMACEUTICALS, INC.

BALANCE SHEETS
DECEMBER 31, 1995 AND 1994
-----------------------------------------------------------------------------------------------------------
ASSETS                                                                               1995           1994
CURRENT ASSETS:
  Cash and cash equivalents                                                    $  16,131,263  $  12,070,272
  Securities held to maturity                                                      7,881,397     23,445,070
  Accounts receivable                                                              2,512,561        712,455
  Inventories                                                                      5,069,946      1,264,553
  Prepaid and other current assets                                                   258,220        825,159
                                                                               -------------  -------------

         Total current assets                                                     31,853,387     38,317,509
                                                                               -------------  -------------

PROPERTY AND EQUIPMENT:
  Property and equipment, at cost                                                 17,506,935     16,098,902
  Less:  accumulated depreciation and amortization                                 1,974,138      1,076,379
                                                                               -------------  -------------

         Total net property and equipment                                         15,532,797     15,022,523
                                                                               -------------  -------------

OTHER ASSETS:
  Patent development costs, net                                                    1,218,630        979,201
  Deposits and other assets                                                           40,738         45,394
                                                                               -------------  -------------

         Total other assets                                                        1,259,368      1,024,595
                                                                               -------------  -------------

TOTAL                                                                          $  48,645,552  $  54,364,627
                                                                               -------------  -------------


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued liabilities                                     $   4,293,185  $   3,270,657
                                                                               -------------  -------------

DEFERRED LICENSE REVENUE                                                           6,322,011      6,548,007
                                                                               -------------  -------------
COMMITMENTS AND CONTINGENCIES  (Note 4)

STOCKHOLDERS' EQUITY:
  Preferred stock - authorized 100,000 shares of
    $.01 par value; no shares issued or outstanding
  Common stock - authorized 30,000,000 shares
    of $.0001 par value; issued and outstanding
    19,674,144 shares in 1995 and 18,839,068 in 1994                                   1,967          1,884
  Additional paid-in capital                                                      60,091,751     60,026,833
  Accumulated deficit                                                            (22,063,362)   (15,482,754)
                                                                               -------------  -------------

         Total stockholders' equity                                               38,030,356     44,545,963
                                                                               -------------  -------------

TOTAL                                                                          $  48,645,552  $  54,364,627
                                                                               -------------  -------------

See accompanying notes to financial statements.

NOVEN PHARMACEUTICALS, INC.

STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
-----------------------------------------------------------------------------------------------------------------------
                                                                      1995                 1994                 1993
REVENUES:
  Product sales                                               $     8,747,965         $    294,814
  License revenue                                                   1,702,780            4,155,163         $  3,124,447
  Interest income                                                   1,681,688            1,213,479              623,621
  Other income                                                         51,908              381,095              345,480
                                                              ---------------        -------------         ------------

         Total revenues                                            12,184,341            6,044,551            4,093,548
                                                              ---------------        -------------         ------------

EXPENSES:
  Cost of products sold                                             4,814,349              147,866
  Research and development                                         10,508,763            8,035,782            5,160,235
  General and administrative                                        3,441,837            2,805,128            2,244,291
                                                              ---------------        -------------         ------------

         Total expenses                                            18,764,949           10,988,776            7,404,526
                                                              ---------------        -------------         ------------

NET LOSS                                                      $    (6,580,608)       $  (4,944,225)        $ (3,310,978)
                                                              ---------------        -------------         ------------

NET LOSS PER SHARE                                            $         (0.34)       $       (0.28)        $      (0.21)
                                                              ---------------        -------------         ------------

WEIGHTED AVERAGE SHARES
  OF COMMON STOCK AND
  COMMON STOCK EQUIVALENTS                                         19,236,807           17,439,955           15,924,719
                                                              ---------------        -------------         ------------


See accompanying notes to financial statements.

NOVEN PHARMACEUTICALS, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
---------------------------------------------------------------------------------------------------
                                                             ADDITIONAL
                                             COMMON STOCK     PAID-IN      ACCUMULATED
                                           SHARES    AMOUNT    CAPITAL       DEFICIT        TOTAL
BALANCE, DECEMBER 31, 1992               15,591,626  $1,559  $27,965,537   $(7,227,551)  $20,739,545
                                         ----------  ------  -----------  ------------   -----------
  Issuance of 255,716 shares of
     stock for acquisition of
     property and equipment                 255,716      26    3,003,974                   3,004,000

  Issuance of 300,658 shares of
     stock pursuant to stock
     option plan, net                       300,658      30       76,005                      76,035

  Grant of stock purchase warrant                                184,884                     184,884

  Net loss                                                                  (3,310,978)   (3,310,978)
                                         ----------  ------  -----------  ------------   -----------


BALANCE, DECEMBER 31, 1993               16,148,000  $1,615  $31,230,400  $(10,538,529)  $20,693,486
                                         ----------  ------  -----------  ------------   -----------

  Issuance of 441,068 shares of
     stock pursuant to stock
     option plan, net                       441,068      44       16,585                      16,629

  Sale of 2,250,000 shares of
     common stock in a public
     offering, net                        2,250,000     225   28,317,348                  28,317,573


  Grant of stock purchase warrant                                462,500                     462,500

  Net loss                                                                  (4,944,225)   (4,944,225)
                                         ----------  ------  -----------  -------------  -----------


BALANCE, DECEMBER 31, 1994               18,839,068  $1,884  $60,026,833  $(15,482,754)  $44,545,963
                                         ----------  ------  -----------  -------------  -----------


  Issuance of 726,347 shares of
     stock pursuant to stock
     option plan, net                       726,347      72       64,929                      65,001

  Issuance of 108,729 shares for
     acquisition of property
     and equipment                          108,729      11         (11)

  Net loss                                                                  (6,580,608)   (6,580,608)
                                         ----------  ------  -----------  ------------   -----------


BALANCE, DECEMBER 31, 1995               19,674,144  $1,967  $60,091,751  $(22,063,362)  $38,030,356
                                         ----------  ------  -----------  ------------   -----------

See accompanying notes to financial statements.

NOVEN PHARMACEUTICALS, INC.

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
-----------------------------------------------------------------------------------------------------------------
                                                                      1995              1994              1993
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                     $ (6,580,608)        $ (4,944,225)    $ (3,310,978)
     Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and amortization                                 1,327,254              861,312          779,437
     Amortization of patent costs                                    120,480               90,490           55,363
     Increase in inventories                                      (3,805,393)            (563,914)        (157,084)
     (Increase) decrease in prepaid and other
     current assets                                                  566,939             (237,981)        (511,185)
     Increase in accounts receivable                              (1,800,106)            (712,455)
     Increase (decrease) in accounts payable and
     accrued liabilities                                           1,022,528            2,127,803         (156,932)
     Decrease in deferred license revenue                           (225,996)          (1,475,996)        (225,997)
                                                                 -----------          -----------      -----------

             Cash flows used in operating activities              (9,374,902)          (4,854,966)      (3,527,376)
                                                                 -----------          -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   (Purchase) maturity of securities                              15,563,673          (11,426,090)         972,679
   Purchase of fixed assets, net                                  (1,837,528)          (2,772,381)      (3,179,294)
   Payments for patent development costs                            (359,909)            (311,205)        (329,770)
   (Payment) refund of deposits                                        4,656              (19,975)          (8,663)
                                                                  ----------          -----------      -----------
             Cash flows provided (used) in investing
                 activities                                       13,370,892          (14,529,651)      (2,545,048)
                                                                  ----------          -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

     Sale of common stock                                             65,001           28,334,202           76,035
     Grant of stock purchase warrant                                                      462,500          184,884
                                                                ------------         ------------     ------------

     Cash flows provided by financing activities                      65,001           28,796,702          260,919

NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                              4,060,991            9,412,085       (5,811,505)

CASH AND CASH EQUIVALENTS,
     BEGINNING OF YEAR                                            12,070,272            2,658,187        8,469,692
                                                                ------------         ------------     ------------
CASH AND CASH EQUIVALENTS,
     END OF YEAR                                                $ 16,131,263         $ 12,070,272     $  2,658,187
                                                                ------------         ------------     ------------
SUPPLEMENTAL DISCLOSURES OF NON-CASH
    INVESTING AND FINANCING ACTIVITIES:
    Property and equipment acquired in exchange
    of common stock and in connection with
    license agreement                                                                                 $10,004,000
                                                                                                      -----------

See accompanying notes to financial statements.

NOVEN PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
-------------------------------------------------------------------------------


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Noven Pharmaceuticals, Inc. ("Noven") was incorporated in Delaware in January 1987 to become a fully integrated pharmaceutical company capable of developing, manufacturing and marketing pharmaceutical products which incorporate alternate drug delivery technologies. The following is a summary of significant accounting policies of Noven:

   PERVASIVENESS OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   CASH AND CASH EQUIVALENTS - Cash and cash equivalents include cash and securities with a remaining maturity of three months or less.

   SECURITIES HELD TO MATURITY - Securities held to maturity consist mainly of U.S. Government obligations with maturities no longer than one year. The securities are recorded at cost which approximates fair value.

   INVENTORIES - Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value. The following are the major classes of inventories as of December 31:

                                  1995          1994

         Finished  goods       $2,226,603    $  520,928
         Work in process        1,262,657        69,133
         Raw Materials          1,580,686       674,492
                               ----------    ----------

         TOTAL                 $5,069,946    $1,264,553
                               ----------    ----------


   Inventories at December 31, 1995 related primarily to the Company's transdermal estrogen delivery system. To date Noven has not experienced and does not anticipate in the future, any difficulty acquiring materials necessary to manufacture its transdermal systems.

   PROPERTY AND EQUIPMENT - Property and equipment is recorded at cost. Depreciation is provided over the estimated useful lives of the assets ranging up to 31 years. Leasehold improvements are amortized over the life of the lease or the service life of the improvements, whichever is shorter. The straight-line method of depreciation is principally followed for financial purposes. Fully depreciated assets are removed from the cost and accumulated depreciation accounts.

   PATENT DEVELOPMENT COSTS - Costs, principally legal fees, related to the development of patents are capitalized and amortized over the lesser of their estimated economic useful lives or their remaining legal lives.

   INCOME TAXES - Noven accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". SFAS 109 provides that income taxes are accounted for using an asset and liability method which requires the recognition of deferred tax assets and liabilities for expected future tax consequences of temporary differences between tax bases and financial reporting bases of assets and liabilities. As there is no assurance that the Company will generate sufficient earnings to utilize its available tax assets for carryfowards, a valuation allowance has been established to offset the existing net deferred tax asset. At December 31, 1995 and 1994, Noven had net operating loss carryforwards of approximately $24,000,000 and $18,000,000. Additionally, at December 31, 1995 and 1994, Noven had research and development credit carryforwards of approximately $2,200,000 and $1,800,000 respectively. Carryforwards expire through 2010.

   REVENUE RECOGNITION - Revenue from product sales is recognized at the time of shipment. License revenue is recognized into income when earned under the terms of the agreements. Substantially all of Noven's product sales were to the principal licensees (see Note 3).

   COSTS OF PRODUCT SOLD - Direct and indirect costs associated with manufacturing the transdermal estrogen delivery system are included in costs of products sold. Pre-production expenses incurred during the start-up phase are charged to research and development.

   RESEARCH AND DEVELOPMENT COSTS - Research and development costs consist of self-funded research and development costs and the costs associated with work performed under license agreements. Research and development costs included direct and allocated expenses and are expensed as incurred. Research and development costs under license agreements partially funded by the licensees are recorded as license revenue or other income.

   FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying amounts of cash and cash equivalents, securities held to maturity, accounts receivable, accounts payable and accrued expenses approximate fair value due to the relatively short maturity of the respective instruments.

   LOSS PER SHARE - Loss per share is based on the weighted average number of shares outstanding.

   NEW ACCOUNTING STANDARDS - In March 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". SFAS No. 121 establishes accounting standards for the impairment of the long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of". SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicated that the carrying amount of an asset may not recoverable. SFAS No. 121 will apply to Noven for the year ended December 31, 1996. Management believes that the adoption of this statement will not have a material impact on Noven's financial statements.

   The FASB has also issued SFAS No. 123, "Accounting for Stock-Based Compensation". This statement defines a fair value based method of accounting for an employee stock option. This statement also permits a company to continue to measure compensation costs for their stock option plan using the intrinsic value based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS No. 123 requires disclosure of the pro forma net income and earnings per share that would be recorded if the fair value method was utilized. Noven plans to continue to utilize the provisions of APB 25 to account for such compensation costs, and will provide the pro forma disclosures required by SFAS 123 its 1996 financial statements.

   RECLASSIFICATIONS - Certain amounts in the 1994 financial statements have been reclassified to conform with the 1995 presentation.

2. PROPERTY AND EQUIPMENT

   Property and equipment consist of the following at December 31, 1995 and 1994:

                                                          1995            1994
     Land                                              $ 2,540,035    $ 2,540,035
     Building                                            2,055,714      2,011,006
     Leased property and leasehold improvements          7,978,592      7,870,807
     Manufacturing and testing equipment                 4,481,370      3,260,086
     Furniture                                             451,224        416,968
                                                       -----------    -----------

                                                        17,506,935     16,098,902
     Less accumulated depreciation and amortization      1,974,138      1,076,379
                                                       -----------    -----------

                                                       $15,532,797    $15,022,523
                                                       -----------    -----------

   On February 16, 1993, Noven purchased a 20,000 square foot building and 9.5 acres of vacant land in two separate transactions. The $1.1 million purchase price for the building was paid with $300,000 in cash and 87,317 shares of restricted Noven common stock. The purchase price for the vacant land, $2,204,000 was paid with 168,399 shares of Noven restricted stock. The price protection provisions of the contract resulted in the issuance of 108,729 additional shares of Noven restricted stock on March 15, 1995. The land and building are adjacent to two 40,000 square foot manufacturing facilities which are leased by Noven from a licensee as part of a license agreement.


3. LICENSE AGREEMENTS

   In 1989 Noven entered into a license agreement which gave the licensee the right to market Noven's transdermal estrogen delivery system worldwide except for Japan. In 1990 Noven reacquired exclusive marketing rights to the United States and Canada. Licensee fees and milestone payments received in connection with this agreement were fully recognized into income by 1994.

   In 1991 Noven entered into a license agreement which gave the licensee the right to market Noven's transdermal estrogen delivery system in the United States and Canada. License fees and milestone payments received in connection with this agreement were fully recognized into income by 1994. This agreement also provides for receipt of royalty payments upon the commercialization of the product. Through December 31, 1995, no royalty payments have been received nor accrued. In addition, warrants to purchase 1,091,151 shares of common stock were granted under this agreement. The exercise prices of these warrants range from $2.5875 to $15.34. The term of the warrants range from five to seven years. In addition, during a 30-day period subsequent to any public or private sale of common stock by Noven, the licensee has the right to purchase shares of common stock at the same price and in an amount sufficient to maintain the same ownership percentage (inclusive of shares subject to warrants held by the licensee) in outstanding common stock held prior to any such sales. At December 31, 1995, no warrants have been exercised.

   In 1992 Noven entered into an additional license agreement which granted the licensee the right to market Noven's transdermal progestogen delivery system and its transdermal combination estrogen/progestogen delivery system worldwide. The agreement also expanded the licensee's marketing rights for the transdermal estrogen delivery system to include Japan. The licensee will fund all development and clinical costs for the licensed products and will provide Noven certain milestone payments. In addition, Noven granted a warrant to the licensee for the right to purchase up to 1,000,000 shares of Noven common stock at a price of $8 per share for a period of 5 years. As part of this license agreement, the licensee funded the construction of a manufacturing facility for the production of transdermal drug delivery systems. The facility is leased by Noven at a substantially below market rate. Noven retains the right to purchase the facility at any time in the future at the licensee's book value. Noven has recorded both the facility and deferred revenue at amounts equal to the funds advanced by the licensee which are depreciated/amortized to depreciation expense and license revenue over the life of the underlying lease (see Note 2).


4. COMMITMENTS AND CONTINGENCIES

   Noven has operating lease commitments, principally for research and development facilities and office space. Future minimum annual rental payments on existing noncancelable leases, at December 31, 1995, approximate the following:


          1996                                                    $227,000
          1997                                                      89,000
          1998                                                      69,000
          1999                                                      12,000
                                                                  --------

          Total                                                   $397,000
                                                                  ========


   Rent expense for the years ended December 31, 1995, 1994 and 1993 amounted to approximately $172,000, $167,000 and $193,000, respectively.

   Noven has long term employment agreements. The agreements provide for base salaries subject to cost of living increases each year and other increases and bonuses as determined by the Compensation Committee. These agreements provide for annual commitments of approximately $800,000 in the aggregate.


5. RELATED PARTY TRANSACTIONS

   Professional services have been rendered by an accounting firm of which a director of Noven is a substantial shareholder. For the years ended December 31, 1995, 1994 and 1993, Noven paid approximately $80,000, $46,000 and
   $79,000 for these services.


6. STOCK OPTIONS

   Noven has a stock option plan (the "Plan") that provides for the granting of 10,000,000 incentive and non-qualified stock options to selected individuals or entities. The terms and conditions (including price, exercise date and number of shares) are determined by the Stock Option Committee, which administers the Plan. The per share exercise price of (i) non-qualified stock options granted to directors and all other persons, may not be less than the fair market value and 50% of the fair market value, respectively, of the common stock on the date of grant and (ii) incentive stock options granted to employees and employees owning in excess of 10% of the issued and outstanding common stock, may not be less than the fair market value and 110% of the fair market value, respectively, of the common stock on the date of grant. Noven has not granted any options at less than fair market value.

   Each option is exercisable after the period(s) specified in the option agreement, but no option can be exercised after 10 years from the date of grant (or five years from the date of grant in the case of a grantee holding more than 10% of the issued and outstanding common stock). Options may be exercised only if the grantee has been in the continuous employment of, or affiliation with, or has continuously acted as a consultant for Noven from the date of grant to the date of exercise, except in the event of death or permanent disability.

   At December 31, 1995 and 1994, Noven had reserved 3,750,000 shares of common stock for issuance under the Plan.

   A summary of the stock option activity for the years ended December 31, 1995 and 1994 is as follows:


                                                                     1995                     1994
   Outstanding at beginning of year                                 2,042,149                  2,536,771
   Granted                                                            628,700                     36,750
   Exercised/canceled                                              (1,161,486)                  (531,372)
                                                               --------------           ----------------

   Outstanding at end of year                                       1,509,363                  2,042,149
                                                               --------------           ----------------

   Exercisable at end of year                                         659,952                  1,455,660
                                                               --------------           ----------------

   Available for future grants (from 3,750,000 shares
   reserved at December 31, 1995 and 1994.)                           297,959                    725,803
                                                               --------------           ----------------
   Range of prices for all options outstanding                 $ .20 - $17.25           $   .20 - $17.25
                                                               --------------           ----------------
   Range of prices for options granted in each year            $7.50 - $10.50           $11.625 -  17.25
                                                               --------------           ----------------