Form 10-K/A
period 1995-12-31
NOVEN PHARMACEUTICALS INC
filed 1996-04-22
CIK 815838

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ---------------------------


                                  FORM 10-K/A


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

                             NOVEN PHARMACEUTICALS, INC.
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Delaware                                     59-2767632
- -------------------------------               ---------------------------------
(State or other jurisdiction of                         (IRS Employer
 incorporation or organization)                      Identification No.)


11960 S.W. 144th Street, Miami, Florida                        33186
- ------------------------------------------         ----------------------------
(Address of principal executive office)                      (Zip Code)

Registrant's telephone number, including area code: (305)253-5099
                                                    -------------

Securities registered pursuant to Section 12(b) of the Act:


                                      None

Securities registered Pursuant to Section 12(g) of the Act:

                        Common Stock $.0001 Par Value
- -------------------------------------------------------------------------------
                               (Title of class)

  Research and
    development                               2,164              4,127             5,161              8,036      10,509
  General and
    administrative                            1,133              1,836             2,244              2,805       3,442
                                              -----              -----             -----              -----       -----
         Total                                3,297              5,963             7,405             10,989      18,765

Net loss                                    $(3,098)           $(3,041)          $(3,311)           $(4,944)    $(6,581)
                                            =======            ========          ========           =======     =======
Net loss per share                          $  (.25)           $  (.21)          $  (.21)           $  (.28)       (.34)
                                            ========           =======           ========           =======     =======
Weighted average
  shares of common
  stock and common
  stock equivalents                          12,246             14,761            15,925             17,440      19,237


                                                                             AT DECEMBER 31,
                                              -----------------------------------------------------------------------
                                              1991              1992              1993               1994        1995
                                              ----              ----              ----               ----        ----
                                                                             (IN THOUSANDS)
BALANCE SHEET DATA:
Working capital                             $ 1,946           $ 20,781          $ 14,822           $ 35,047     $ 27,560
Total assets                                  3,534             23,289            29,860             54,365       48,646
Long-term obligations                            --                 --                --                 ----
Accumulated deficit                          (4,186)            (7,228)          (10,539)           (15,483)     (22,063)
Total stockholders'
  equity                                      1,562             20,740            20,693             44,546       38,030


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


Date: April 22, 1996                       NOVEN PHARMACEUTICALS, INC.


                                           By:/s/ Steven Sablotsky
                                              ---------------------------
                                              STEVEN SABLOTSKY, Chairman
                                              of the Board and President

Exhibit
Number                 Description of Document
- ------                 -----------------------

27               Financial Data Schedule (for SEC use only).