Form 10-Q
period 1996-03-31
NOVEN PHARMACEUTICALS INC
filed 1996-05-14
CIK 815838

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q


                 X  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                ---  OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1996

                                       OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OF THE
            ----- SECURITIES EXCHANGE ACT OF 1934


     For the transition period from              to
                                   --------------   -------------

     Commission file number 0-17254
                            -------


                          NOVEN PHARMACEUTICALS, INC.
            --------------------------------------------------------
            (Exact name of Registrant as specified in its character)



       STATE OF DELAWARE                                59-2767632
- -------------------------------                   ----------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification Number)


   11960 S.W. 144th Street, Miami, FL                            33186
- ----------------------------------------                      ----------
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
                                               ---     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.




           Class                                  Outstanding at April 26, 1996
- -----------------------------                     -----------------------------
Common stock $.0001 par value                               19,766,666

                          NOVEN PHARMACEUTICALS, INC.

                               INDEX TO FORM 10-Q





PART I - FINANCIAL INFORMATION                                Page No.
                                                              --------
  Item 1 - Financial Statements


       Statements of Operations and Accumulated Deficit
         for the three months ended March 31, 1996 and 1995       3


       Balance Sheets as of March 31, 1996 and December
         31, 1995                                                 4


       Statements of Cash Flows for the three months ended
         March 31, 1996 and 1995                                  5


       Notes to Financial Statements                          6 - 7


  Item 2 - Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations                                         7 - 8


PART II  - OTHER INFORMATION


  Item 6 - Exhibits and Reports on Form 8-K                       9


SIGNATURES                                                       10


                         PART I.  FINANCIAL INFORMATION


Item 1. Financial Statements


                          NOVEN PHARMACEUTICALS, INC.

                STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT




                                               THREE MONTHS ENDED
                                         ---------------------------
                                           MARCH 31,      MARCH 31,
                                             1996           1995
                                         ------------   ------------
REVENUES:
    Product sales                        $  5,171,991   $    151,242
    License revenue                           106,499        639,832
    Interest income                           276,035        429,241
    Other income                                              15,318
                                         ------------   ------------

          Total revenues                    5,554,525      1,235,633
                                         ------------   ------------
EXPENSES:
    Cost of products sold                   2,891,843         75,237
    Research and development                2,483,291      2,205,654
    General and administrative                799,315        722,669
                                         ------------   ------------

          Total expenses                    6,174,449      3,003,560
                                         ------------   ------------

NET LOSS FOR THE PERIOD                      (619,924)    (1,767,927)


ACCUMULATED DEFICIT BEGINNING OF PERIOD   (22,063,362)   (15,482,754)
                                         ------------   ------------

ACCUMULATED DEFICIT END OF PERIOD        $(22,683,286)  $(17,250,681)
                                         ============   ============

NET LOSS PER SHARE                       $      (0.03)  $      (0.09)
                                         ============   ============

WEIGHTED AVERAGE SHARES OF COMMON STOCK
    AND COMMON STOCK EQUIVALENTS           19,756,549     18,877,683
                                         ============   ============

The accompanying notes are an integral part of this statement.

                          NOVEN PHARMACEUTICALS, INC.

                                 BALANCE SHEETS

                                            MARCH 31,     MARCH 31,
                                             1996          1995
                                         ------------   ------------
                ASSETS

CURRENT ASSETS:
  Cash and cash equivalents              $16,624,049    $16,131,263
  Securities held to maturity              5,904,956      7,881,397
  Accounts receivable                      2,278,773      2,512,561
  Inventories                              5,882,106      5,069,946
  Prepaid and other current assets           232,979        258,220
                                         -----------    -----------

      Total current assets                30,922,863     31,853,387
                                         -----------    -----------

PROPERTY AND EQUIPMENT, at cost,
  net of accumulated depreciation
  and amortization of $2,279,916 at
  March 31, 1996 and $1,974,138 at
  December 31, 1995                       15,553,018     15,532,797
                                         -----------    -----------

OTHER ASSETS:
  Patent development costs, net            1,243,810      1,218,630
  Deposits and other assets                   65,738         40,738
                                         -----------    -----------

      Total other assets                   1,309,548      1,259,368
                                         -----------    -----------

TOTAL                                    $47,785,429    $48,645,552
                                         ===========    ===========

   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued
    liabilities                          $ 4,096,485    $ 4,293,185
                                         -----------    -----------

DEFERRED LICENSE REVENUE                   6,265,512      6,322,011
                                         -----------    -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock - authorized 100,000
    shares of $.01 par value; no shares
    issued or outstanding
  Common stock - authorized 30,000,000
    shares, par value $.0001 per share;
    issued and outstanding - 19,766,666
    shares at March 31, 1996 and
    19,674,144 shares at December 31,
    1995                                       1,977          1,967
Additional paid-in capital                60,104,741     60,091,751
Accumulated deficit                      (22,683,286)   (22,063,362)
                                         -----------    -----------

Total stockholders' equity                37,423,432     38,030,356
                                         -----------    -----------

TOTAL                                    $47,785,429    $48,645,552
                                         ===========    ===========

The accompanying notes are an integral part of this statement.

                          NOVEN PHARMACEUTICALS, INC.

                            STATEMENT OF CASH FLOWS


                                              THREE MONTHS ENDED
                                         ---------------------------
                                            MARCH 31,     MARCH 31,
                                             1996          1995
                                         ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                               $   (619,924)  $ (1,767,927)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
    Depreciation and amortization             335,898        237,945
    Increase in inventories                  (812,160)      (725,613)
    Decrease in prepaid and other
      current assets                           25,241        188,919
    Decrease in accounts receivable           233,788        459,669
    Decrease in accounts payable and
      accrued liabilities                    (196,700)    (1,010,836)
    Decrease in deferred license revenue      (56,499)       (56,499)
                                         ------------   ------------

      Cash flows used in operating
        activities                         (1,090,356)    (2,674,342)
                                         ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Maturity of securities                  1,951,441     13,878,487
    Purchase of fixed assets, net            (325,999)      (545,536)
    Payments for patent development costs     (55,300)        (9,016)
                                         ------------   ------------
      Cash flows provided by investing
        activities                          1,570,142     13,323,936
                                         ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Sale of common stock                       13,000          2,001
                                         ------------   ------------

NET INCREASE IN CASH AND CASH
  EQUIVALENTS                                 492,786     10,651,594

CASH AND CASH EQUIVALENTS -
  BEGINNING OF PERIOD                      16,131,263     12,070,272
                                         ------------   ------------

CASH AND CASH EQUIVALENTS -
  END OF PERIOD                          $ 16,624,049   $ 22,721,866
                                         ============   ============


The accompanying notes are an integral part of this statement.

                         NOTES TO FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

     The financial statements of Noven Pharmaceuticals, Inc. (the "Company"), included herein, do not include all footnote disclosures normally included in annual financial statements and, therefore, should be read in conjunction with the Company's financial statements and notes thereto for each of the three years in the period ended December 31, 1995 included in the Company's annual report on Form 10-K.

     The interim financial statements for the first quarter ended March 31, 1996 are unaudited and, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary for fair presentation of the balance sheets, statements of operations and cash flows of the Company. The statements of operations for the first quarter ended March 31, 1996 are not necessarily indicative of the results to be expected for the year ending December 31, 1996.


2.   SUMMARY OF ACCOUNTING POLICIES

     The following is a summary of the significant accounting policies consistently applied in the preparation of Noven's financial statements:

     "INVENTORIES"

     Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value. Inventories at March 31, 1996 related primarily to the Company's transdermal estrogen delivery system. To date Noven has not experienced and does not anticipate in the future, any difficulty acquiring materials necessary to manufacture its transdermal systems.

     "PROPERTY AND EQUIPMENT"

     Property and equipment is recorded at cost. Depreciation is provided over the estimated useful lives of the assets. Leasehold improvements are amortized over the life of the lease or the service life of the improvements, whichever is shorter. The straight-line method of depreciation is primarily followed for financial purposes.

     "PATENT DEVELOPMENT COSTS"

     Costs, principally legal fees related to the development of patents are capitalized and amortized over the lesser of their estimated economic useful lives or their remaining legal lives.

     "LOSS PER SHARE"

     Loss per share is based on the weighted average number of shares outstanding during the period.

                        NOTES TO FINANCIAL STATEMENTS
                                 (CONTINUED)

3.   STOCKHOLDERS' EQUITY

     A schedule of the transactions in the common stock and the additional paid in capital accounts is as follows:


                                           Common Stock     Additional
                                           ------------       Paid-In
                                         Shares     Amount    Capital
                                       ----------  -------  -----------
     Balance, January 1, 1996          19,674,144  $ 1,967  $60,091,751

     Issuance of 92,522 shares of
       stock pursuant to stock
       option plan, net                    92,522       10       12,990
                                       ----------  -------  -----------

     Balance, March 31, 1996           19,766,666  $ 1,977  $60,104,741
                                       ==========  =======  ===========

     ITEM 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     RESULTS OF OPERATIONS

     Total revenues increased approximately $4,319,000 from approximately $1,236,000 for the first quarter ended March 31, 1995 to approximately $5,555,000 for the same period in 1996. This increase in revenues was the result of the increase in product sales of the Company's transdermal estrogen delivery system to its licensee partners from approximately $151,000 in 1995 to $5,172,000 in 1996. No royalties were received or recorded during the quarter. License revenues decreased 83% from approximately $640,000 in the first quarter of 1995 to approximately $106,000 in the same period in 1996. The Company believes that license revenues will fluctuate from period to period depending on contributing factors which include, but are not limited to, future success in finalizing new collaborative agreements, timely achievement of milestones and strategic decisions on self-funding certain projects. Interest income decreased 36% from approximately $429,000 in the first quarter of 1995 to approximately $276,000 in 1996 primarily due to lower average balances in cash, cash equivalents and securities.

     Cost of product sold increased by $2,817,000 from approximately $75,000 in the first quarter of 1995 to approximately $2,892,000 in the same period in 1996. The gross margin percentage was 50% in the first quarter of 1995 and 44% in the same period in 1996. These manufacturing costs and attendant gross margins were primarily attributable to expenses incurred in the early stages of manufacturing the transdermal estrogen delivery systems.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   CONTINUED

     Research and development expenses increased by approximately $277,000 or 13% from approximately $2,206,000 in the first quarter of 1995 to approximately $2,483,000 in the same period in 1996. The increases in research and development expenses were attributable to new product development, validation of the manufacturing process, preproduction start-up expense and the hiring of additional staff for new and existing programs. New product development included products such as the transoral dental anesthetic system and the transdermal estrogen/progestogen combination delivery system. General and administrative expenses increased 11% from approximately $723,000 in the first quarter of 1995 to approximately $799,000 in 1996 primarily due to increases in staffing and associated office expenses.


     LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations through public offerings of common stock, including the exercise of warrants issued in connection with the first such offering, private placements of its equity securities, license and contract revenues, interest income and through the sale of product. From its inception through March 31, 1996, the Company received net proceeds of approximately $56,000,000 from the sale of equity securities, approximately $14,000,000 from product sales, approximately $14,000,000 from license agreements, and approximately $5,000,000 from interest income. At the end of March 31, 1996 the Company had approximately $23,000,000 in cash, cash equivalents and securities held to maturity.

     The decrease in cash, cash equivalents, and securities held to maturity of $1,484,000 during the first quarter of 1996 reflects the funding of a net loss of approximately $620,000, an increase in inventory of approximately $812,000 and an approximate $326,000 investment in property and equipment. As of March 31, 1996 the Company had commitments for capital expenditures of approximately $97,000.

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

              27   Financial Data Schedule (for SEC use only)

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         NOVEN PHARMACEUTICALS, INC.
                                (Registrant)







Date:  May 10, 1996                        By:  /s/ Steven Sablotsky
       ------------                             --------------------------
                                                Steven Sablotsky, Chairman
                                                of the Board and President



                                           By:  /s/ William A. Pecora
                                                --------------------------
                                                William A. Pecora
                                                Chief Financial Officer