Form 10-Q/A
period 1996-03-31
NOVEN PHARMACEUTICALS INC
filed 1996-08-09
CIK 815838

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                FORM 10-Q/A


                 X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
               -----  OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the quarterly period ended March 31, 1996
                                                  --------------

                                     OR

              _____ TRANSITION REPORT PURSUANT TO SECTION 13 OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from _______ to _______

                             Commission filed number 0-17254
                                                     -------

                           NOVEN PHARMACEUTICALS, INC.
                  ------------------------------------------------------
                  (Exact name of Registrant as specified in its charter)


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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____.
                                               ---
        Indicate the number of shares outstanding of each of the issuer's classes of common stocks, as of the last practicable date.


                Class                           Outstanding at April 26, 1996
                -----                           -----------------------------
    Common stock $.0001 par value                        19,766,666

                                  PART IV

Item 14.        Exhibits, Financial Statement Schedules, and
                Reports on Form 8-K

(a)             2. Exhibits


Exhibit
Number             Description of Document

10.27      Supply Agreement between the Registrant and Ciba-Geigy
           Corporation, Pharmaceuticals Division, dated August 31, 1995 and effective March, 1996 (with certain portions omitted pursuant to Rule 24b-2).

                                 SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        NOVEN PHARMACEUTICALS, INC.

(Registrant)


Date: August 6, 1996                        By: /s/ Steven Sablotsky
      --------------                            --------------------------------
                                                    Steven Sablotsky, Chairman
                                                    of the Board and President