Form 10-Q
period 1996-06-30
NOVEN PHARMACEUTICALS INC
filed 1996-08-14
CIK 815838

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


                 X  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                ---   OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1996
                                                -------------
                                       OR

         _____ TRANSITION REPORT PURSUANT TO SECTION 13 OF THE
                 SECURITIES EXCHANGE ACT OF 1934


         For the transition period from ____________ to_____________


         Commission file number 0-17254
                                -------

                           NOVEN PHARMACEUTICALS, INC.
            ------------------------------------------------------
            (Exact name of Registrant as specified in its charter)


      STATE OF DELAWARE                                               59-2767632
- -------------------------------                             ----------------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification Number)


  11960 S.W. 144th Street, Miami, FL                                    33186
- ---------------------------------------                             -------------
(Address of principal executive offices)                            (Zip Code)


Registrant's telephone number, including area code  (305) 253-5099
                                                    --------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No _____.
                                               ---
         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.


            Class                                           Outstanding at July 26, 1996
            -----                                           -------------------------------
Common stock $.0001 par value                                       19,819,166

                          NOVEN PHARMACEUTICALS, INC.

                               INDEX TO FORM 10-Q
                               ------------------



PART I - FINANCIAL INFORMATION                                                                              Page No.
- ------   ---------------------                                                                              --------
   Item 1 - Financial Statements


            Statements of Operations and Accumulated Deficit
               for the three months ended June 30, 1996 and 1995                                              3


            Statements of Operations and Accumulated Deficit
               for the six months ended June 30, 1996 and 1995                                                4


            Balance Sheets as of June 30, 1996 and December 31, 1995                                          5


            Statements of Cash Flows for the six months ended
               June 30, 1996 and 1995                                                                         6


            Notes to Financial Statements                                                                 7 - 8


   Item 2 - Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                                                                8 - 10



PART II  - OTHER INFORMATION
- --------   -----------------


   Item 4 - Submission of Matters to a Vote of                                                               10
               Security Holders


   Item 6 - Exhibits and Reports on Form 8-K                                                                 11



SIGNATURES                                                                                                   12
- ----------

                         PART I.  FINANCIAL INFORMATION


Item 1. Financial Statements


                          NOVEN PHARMACEUTICALS, INC.


                STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT


                                                                           THREE MONTHS ENDED
                                                                 ---------------------------------------
                                                                   JUNE 30,                     JUNE 30,
                                                                     1996                         1995
                                                                   -------                      -------
REVENUES:
  Product sales                                                  $  5,151,015                 $   918,876
  License revenue                                                     256,499                     639,833
  Interest income                                                     305,459                     479,668
  Other income                                                         36,250                           0
                                                                 ------------                ------------
    Total revenues                                                  5,749,223                   2,038,377
                                                                 ------------                ------------
EXPENSES:
  Cost of products sold                                             2,696,535                     524,854
  Research and development                                          1,875,996                   2,800,759
  Marketing, general and administrative                               994,327                     806,293
                                                                 ------------                ------------
    Total expenses                                                  5,566,858                   4,131,906
                                                                 ------------                ------------
NET INCOME (LOSS) FOR THE PERIOD                                      182,365                  (2,093,529)

ACCUMULATED DEFICIT BEGINNING OF PERIOD                           (22,683,286)                (17,250,681)
                                                                 ------------                ------------

ACCUMULATED DEFICIT END OF PERIOD                                $(22,500,921)               $(19,344,210)
                                                                 ============                ============

NET INCOME (LOSS) PER SHARE                                      $       0.01                $      (0.11)
                                                                 ============                ============


WEIGHTED AVERAGE SHARES OF COMMON STOCK
  AND COMMON STOCK EQUIVALENTS                                     21,668,979                  19,002,225
                                                                 ============                ============



The accompanying notes are an integral part of this statement.

                          NOVEN PHARMACEUTICALS, INC.


                STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT



                                                                              SIX MONTHS ENDED
                                                                  ----------------------------------------
                                                                     JUNE 30,                   JUNE 30,
                                                                       1996                       1995
                                                                     -------                    -------
REVENUES:
  Product sales                                                  $ 10,323,006                 $ 1,070,118
  License revenue                                                     362,998                   1,279,665
  Interest income                                                     581,494                     908,909
  Other income                                                         36,250                      15,318
                                                                 ------------                 -----------
    Total revenues                                                 11,303,748                   3,274,010
                                                                 ------------                 -----------
EXPENSES:
  Cost of products sold                                             5,588,378                     600,091
  Research and development                                          4,359,287                   5,006,413
  Marketing, general and administrative                             1,793,642                   1,528,962
                                                                 ------------                 -----------
    Total expenses                                                 11,741,307                   7,135,466
                                                                 ------------                 -----------
NET LOSS FOR THE PERIOD                                              (437,559)                 (3,861,456)

ACCUMULATED DEFICIT BEGINNING OF PERIOD                           (22,063,362)                (15,482,754)
                                                                 ------------                ------------
ACCUMULATED DEFICIT END OF PERIOD                                $(22,500,921)               $(19,344,210)
                                                                 ============                ============

NET LOSS PER SHARE                                               $      (0.02)               $      (0.20)
                                                                 ============                ============

WEIGHTED AVERAGE SHARES OF COMMON STOCK
  AND COMMON STOCK EQUIVALENTS                                     19,772,937                  18,939,954
                                                                 ============                ============


The accompanying notes are an integral part of this statement.

                          NOVEN PHARMACEUTICALS, INC.

                                 BALANCE SHEETS


                                                                                    JUNE 30,                 DECEMBER 31,
                                                                                     1996                        1995
                                                                                  -----------                ------------
                                    ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                      $  9,763,247                 $ 16,131,263
  Securities held to maturity                                                      14,378,961                    7,881,397
  Accounts receivable                                                                 248,641                    2,512,561
  Inventories                                                                       5,298,808                    5,069,946
  Prepaid and other current assets                                                    147,749                      258,220
                                                                                 ------------                 ------------
    Total current assets                                                           29,837,406                   31,853,387
                                                                                 ------------                 ------------
PROPERTY AND EQUIPMENT, at cost,
  net of accumulated depreciation
  and amortization of $2,445,992 at
  June 30, 1996 and $1,974,138 at
  December 31, 1995                                                                15,699,474                   15,532,797
                                                                                 ------------                 ------------
OTHER ASSETS:
  Patent development costs, net                                                     1,333,841                    1,218,630
  Deposits and other assets                                                            65,138                       40,738
                                                                                 ------------                 ------------
    Total other assets                                                              1,398,979                    1,259,368
                                                                                 ------------                 ------------
TOTAL                                                                            $ 46,935,859                 $ 48,645,552
                                                                                 ============                 ============
                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued liabilities                                       $  3,117,164                 $  4,293,185
                                                                                 ------------                 ------------
DEFERRED LICENSE REVENUE                                                            6,209,013                    6,322,011
                                                                                 ------------                 ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock - authorized 100,000
   shares of $.01 par value; no shares
   issued or outstanding
  Common stock - authorized 30,000,000
   shares, par value $.0001 per share; issued
   and outstanding - 19,819,166 shares at
   June 30, 1996 and 19,674,144
   shares at December 31, 1995                                                          1,982                        1,967
Additional paid-in capital                                                         60,108,621                   60,091,751
Accumulated deficit                                                               (22,500,921)                 (22,063,362)
                                                                                 ------------                 ------------
    Total stockholders' equity                                                     37,609,682                   38,030,356
                                                                                 ------------                 ------------
TOTAL                                                                            $ 46,935,859                 $ 48,645,552
                                                                                 ============                 ============

The accompanying notes are an integral part of this statement.

                          NOVEN PHARMACEUTICALS, INC.

                            STATEMENT OF CASH FLOWS



                                                                                             SIX MONTHS ENDED
                                                                               -----------------------------------------
                                                                                 JUNE 30,                     JUNE 30,
                                                                                   1996                         1995
                                                                               ------------                 -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                     $  (437,559)                 $(3,861,456)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation and amortization                                                  532,094                      475,890
    Increase in inventories                                                       (228,862)                  (1,439,913)
    Decrease in prepaid and other current
     assets                                                                        110,471                      184,027
    Decrease (increase) in accounts receivable                                   2,263,920                      (32,045)
    Decrease in accounts payable and
     accrued liabilities                                                        (1,176,021)                    (137,390)
    Decrease in deferred license revenue                                          (112,998)                    (112,998)
                                                                               -----------                  -----------
      Cash flows provided by (used in)
       operating activities                                                        951,045                   (4,923,885)
                                                                               -----------                  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  (Purchase) maturity of securities                                             (6,522,564)                  10,030,908
  Purchase of fixed assets, net                                                   (638,531)                    (976,825)
  Payments for patent development costs                                           (175,451)                    (136,650)
  Refund of deposits                                                                   600                        1,133
                                                                               -----------                 ------------
      Cash flows provided by (used in)
       investing activities                                                     (7,335,946)                   8,918,566
                                                                               -----------                 ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Sale of common stock                                                              16,885                       21,001
                                                                               -----------                 ------------

NET (DECREASE) INCREASE IN CASH AND CASH
 EQUIVALENTS                                                                    (6,368,016)                   4,015,682

CASH AND CASH EQUIVALENTS - BEGINNING OF
 PERIOD                                                                         16,131,263                   12,070,272
                                                                               -----------                 ------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                      $ 9,763,247                 $ 16,085,954
                                                                               ===========                 ============


The accompanying notes are an integral part of this statement.

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

1.    BASIS OF PRESENTATION
      ---------------------

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

      The interim financial statements for the three months and six months ended June 30, 1996 are unaudited and, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary for fair presentation of the balance sheets, statements of operations and cash flows of the Company. The statements of operations for the three months and six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the year ending December 31, 1996.


2.    SUMMARY OF ACCOUNTING POLICIES
      ------------------------------

      The following is a summary of the significant accounting policies consistently applied in the preparation of Noven's financial statements:

      "INVENTORIES"

      Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value. Inventories at June 30, 1996 related primarily to the Company's transdermal estrogen delivery system. To date Noven has not experienced and does not anticipate in the future, any difficulty acquiring materials necessary to manufacture its transdermal systems. The following are the major classes of inventory:


                                         June 30,                 December 31,
                                           1996                      1995
                                           ----                      ----
     Finished goods                     $ 2,047,655              $ 2,226,603
     Work in process                        612,079                1,262,657
     Raw materials                        2,639,074                1,580,686
                                        -----------              -----------
     Total                              $ 5,298,808              $ 5,069,946
                                        ===========              ===========


      "PROPERTY AND EQUIPMENT"

      Property and equipment is recorded at cost. Depreciation is provided over the estimated useful lives of the assets. Leasehold improvements are amortized over the life of the lease or the service life of the improvements, whichever is shorter. The straight-line method of depreciation is primarily followed for financial purposes.

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------
                                  (CONTINUED)
                                  -----------

      "PATENT DEVELOPMENT COSTS"

      Costs, principally legal fees related to the development of patents, are capitalized and amortized over the lesser of their estimated economic useful lives or their remaining legal lives.


      "EARNINGS PER SHARE"

      Earnings per share is based on the weighted average number of shares including common stock and common stock equivalent shares. Common stock equivalent shares include outstanding warrants and options (using the Treasury Stock Method).



3.    STOCKHOLDERS' EQUITY

      A schedule of the transactions in the common stock and the additional paid in capital accounts is as follows:


                                                                    Common Stock              Additional
                                                                   --------------               Paid-In
                                                               Shares          Amount           Capital
                                                             ---------        --------          --------
      Balance, January 1, 1996                               19,674,144        $  1,967        $60,091,751

      Issuance of 145,022 shares of
        stock pursuant to stock
        option plan, net                                        145,022              15             16,870
                                                             ----------        --------        -----------

      Balance, June 30, 1996                                 19,819,166        $  1,982        $60,108,621
                                                             ==========        ========        ===========



      ITEM 2.
      ------
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      ------------------------------------
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               ------------------------------------------------

      RESULTS OF OPERATIONS
      ---------------------

      Total revenues increased approximately $3,711,000 or 182% for the three month period ended June 30, 1996 from the same period in the prior year and approximately $8,030,000 or 245% for the comparable six month period. This increase in revenues was the result of the increase of approximately $4,232,000 in sales of the Company's transdermal estrogen delivery system to its licensee partners in the second quarter of 1996 and approximately $9,253,000 in the first half of 1996. License revenues

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      ------------------------------------
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------
                                  (CONTINUED)
                                  -----------

      decreased approximately $383,000 or 60% in the three month period ended June 30, 1996 from the same period in the prior year and decreased approximately $917,000 or 72% from the comparable six month period. The Company believes that license revenues will fluctuate from period to period depending on contributing factors which include, but are not limited to, future success in finalizing new collaborative agreements, timely achievement of milestones and strategic decisions on self-funding certain projects. Interest income decreased approximately 174,000 or 36% in the second quarter of 1996 and decreased approximately $327,000 or 36% in the first half of 1996 primarily due to lower average balances in cash, cash equivalents and securities.

      Cost of product sold increased approximately $2,172,000 or 414% for the three month period ended June 30, 1996 from the same period in the prior year and approximately $4,988,000 or 831% from the comparable six month period. The gross margin percentage was 48% in the second quarter of 1996 as compared to 43% in the same period of the prior year and was 46% for the first half of 1996 as compared to 44% in the same period of the prior year. The gross margins vary depending on the amount of product sold to each licensee partner and manufacturing efficiencies including those relating to production volumes.

      Research and development expenses decreased approximately $925,000 or 33% for the three month period ended June 30, 1996 from the same period in the prior year and approximately $647,000 or 13% from the comparable six month period. The decrease in research and development expenses from 1995 to 1996 was attributable to less process development activity and a reduced amount of cost associated with the validation of manufacturing equipment and facilities. In 1996 research and development expenses for new product development continued at the same rate as in 1995. New product development included work related to the transoral dental anesthetic system (DentiPatch(TM)), an estrogen/progestogen combination delivery system, a second generation estrogen delivery system, a transdermal system delivering a nonsteroidal anti-inflammatory drug, an albuterol delivery system, a transdermal system delivering selegiline and
      a nicotine delivery system.   Marketing, general and administrative
      expenses increased approximately $188,000 or 23% for the three month period ended June 30, 1996 from the same period in the prior year and approximately $265,000 or 17% for the comparable six month period. The increase in marketing, general and administrative expenses was primarily due to initial marketing expenses to support the launch of the DentiPatch system, increases in staffing and associated office expenses.


      LIQUIDITY AND CAPITAL RESOURCES
      -------------------------------

      Historically the Company financed its operations through equity offerings of common stock, license and contract revenues, interest income and the sale of product. During the second quarter of 1996 total revenues exceeded total expenses and the Company did not incur an operating deficit. At the end of June 30, 1996 the Company had approximately $24,000,000 in cash, cash equivalents and securities held to maturity.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      ------------------------------------
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------
                                  (CONTINUED)
                                  -----------

      During the first half of 1996 the decrease in accounts receivable of $2,300,000 funded the net loss of approximately $438,000, the increase in inventory of approximately $229,000, the decrease in accounts payable of approximately $1,176,000 and the approximate $639,000 investment in property and equipment. As of June 30, 1996 the Company had commitments for capital expenditures of approximately $114,000.


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


      The Company expects to incur additional costs related to product development activities, increased marketing, general and administrative expenses and the completion of its manufacturing facilities. Although the Company believes that existing cash, securities held to maturity, anticipated contract and manufacturing revenues will be adequate for the foreseeable future, circumstances could arise which may result in a desire to raise additional capital. There can be no assurance that such capital will be available on acceptable terms, or at all.



                          PART II - OTHER INFORMATION
                          ---------------------------

      Item 4.             Submission of Matters to a Vote of Security Holders
      -------             ---------------------------------------------------

                          Annual Meeting of Stockholders held on June 11, 1996.

                          (i)  Election of Directors

                                                          For           Against        Abstain
                                                          ---           -------       --------
                          Steven Sablotsky             15,972,145       134,276          0
                          Mitchell Goldberg            15,972,145       134,276          0
                          Sheldon H. Becher            15,972,045       134,376          0
                          Sidney Braginsky             15,972,145       134,276          0
                          Lawrence J. Dubow            15,972,145       134,276          0


                          (ii)  The ratification of the appointment of Deloitte
& Touche LLP as the independent certified public accountants for 1996 was approved by an affirmative vote of 16,036,471 shares to a negative vote of 7,048 shares, with 62,902 shares abstaining.

                          PART II - OTHER INFORMATION
                          ---------------------------
                                  (CONTINUED)
                                  ----------

      Item 6.             Exhibits and Reports on Form 8-K
      ------              --------------------------------

       10.28 Amendment dated May 6, 1996 to the June 9, 1994 Amendment to the License Agreement and the Supply Agreement, each dated April 27, 1989 by and between the Company and Rhone-Poulenc Rorer, Inc. (with certain portions omitted pursuant to Rule 24b-2).

       27                 Financial Data Schedule (for SEC use only).

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          NOVEN PHARMACEUTICALS, INC.
                                                (Registrant)





Date: August 14, 1996                     By: /s/ Steven Sablotsky
      ---------------                         ---------------------------------
                                              Steven Sablotsky, Chairman of the
                                              Board and President



                                          By: /s/ William A. Pecora
                                              ---------------------------------
                                              William A. Pecora
                                              Chief Financial Officer