Form 10-Q/A
period 1996-03-31
NOVEN PHARMACEUTICALS INC
filed 1996-11-01
CIK 815838

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                FORM 10-Q/A (2)


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

                                  PART IV

Item 14.        Exhibits, Financial Statement Schedules, and
                Reports on Form 8-K

(a)             2. Exhibits


Exhibit
Number             Description of Document

10.27 Supply Agreement between the Registrant and Ciba-Geigy Corporation, Pharmaceuticals Division, dated August 31, 1995 and effective March, 1996 (certain portions have been omitted pursuant to Rule 24b-2). Confidential Treatment has been requested for certain portions of this Exhibit.

                                 SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        NOVEN PHARMACEUTICALS, INC.

(Registrant)


Date: October 30, 1996                      By:  /s/ Steven Sablotsky
      ----------------                          --------------------------------
                                                    Steven Sablotsky, Chairman
                                                    of the Board and President