Form 10-Q
period 1996-09-30
NOVEN PHARMACEUTICALS INC
filed 1996-11-14
CIK 815838

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


 X   Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange
---  Act of 1934


For the quarterly period ended       SEPTEMBER  30, 1996
                                     -------------------


                                       or

     Transition Report Pursuant to Section 13 of the Securities Exchange Act --- of 1934

          For the transition period from            to
                                         -----------  -------------

                         Commission file number 0-17254


                         NOVEN  PHARMACEUTICALS,  INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)



              STATE OF DELAWARE                        59-2767632
      -------------------------------------------  -----------------------
            (State or other jurisdiction of               (I.R.S. Employer
            incorporation or organization)         Identification Number)

          11960 S.W. 144th Street, Miami, FL              33186
      -------------------------------------------  -----------------------
         (Address of principal executive offices)      (Zip Code)


       Registrant's telephone number, including area code  (305) 253-5099

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X     No      .
                                               ------     ------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.


                  Class                  Outstanding at October 24, 1996
      -----------------------------      ------------------------------------
      Common stock $.0001 par value                 19,827,771

                          NOVEN PHARMACEUTICALS, INC.

                               INDEX TO FORM 10-Q



<Captiom>

PART I - FINANCIAL INFORMATION                                   Page No.
------   ---------------------                                   --------

  Item 1 - Financial Statements

     Statements of Operations and Accumulated Deficit
        for the three months ended September 30, 1996 and 1995        3


     Statements of Operations and Accumulated Deficit
        for the nine months ended September 30, 1996 and 1995         4

     Balance Sheets as of September 30, 1996 and
        December 31, 1995                                             5

     Statements of Cash Flows for the nine months ended
        September 30, 1996 and 1995                                   6


     Notes to Financial Statements                                   7-8


  Item 2 -  Management's Discussion and Analysis of  Financial
                Condition and Results of Operations                  8-11



PART II  - OTHER INFORMATION
-------    -----------------

  Item 6 -  Exhibits and Reports on Form 8-K                          11


SIGNATURES                                                            12
----------


                         PART I.  FINANCIAL INFORMATION


Item 1. Financial Statements
----------------------------

                          NOVEN PHARMACEUTICALS, INC.

                STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT


                                                         THREE MONTHS ENDED
                                                    -------------------------------
                                                    SEPTEMBER 30,      SEPTEMBER 30,
                                                        1996               1995
                                                    ------------       ------------
REVENUES:
   Product sales                                    $  5,170,415       $  2,543,761
   License revenue                                       306,499            366,616
   Interest income                                       303,634            405,313
   Other income                                                0             15,346
                                                    ------------       ------------
       Total revenues                                  5,780,548          3,331,036
                                                    ------------       ------------
EXPENSES:
   Cost of products sold                               2,701,259          1,390,855
   Research and development                            1,384,247          2,880,340
   Marketing, general and administrative               1,130,640            816,777
                                                    ------------       ------------
       Total expenses                                  5,216,146          5,087,972
                                                    ------------       ------------
NET INCOME (LOSS) FOR THE PERIOD                         564,402         (1,756,936)

ACCUMULATED DEFICIT BEGINNING OF PERIOD              (22,500,921)       (19,344,210)
                                                    ------------       ------------
ACCUMULATED DEFICIT END OF PERIOD                   $(21,936,519)      $(21,101,146)
                                                    ============       ============
NET INCOME (LOSS) PER SHARE                         $       0.03       $      (0.09)
                                                    ============       ============
WEIGHTED AVERAGE SHARES OF COMMON STOCK
  AND COMMON STOCK EQUIVALENTS                        21,451,911         19,396,327
                                                    ============       ============


The accompanying notes are an integral part of this statement.

                          NOVEN PHARMACEUTICALS, INC.

                STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT


                                                           NINE MONTHS ENDED
                                                    -------------------------------
                                                    SEPTEMBER 30,      SEPTEMBER 30,
                                                        1996               1995
                                                    -----------       -------------
REVENUES:
    Product sales                                   $ 15,493,421      $  3,613,879
    License revenue                                      669,497         1,646,281
    Interest income                                      885,128         1,314,222
    Other income                                          36,250            30,664
                                                    ------------      ------------
        Total revenues                                17,084,296         6,605,046

EXPENSES:
    Cost of products sold                              8,289,637         1,990,946
    Research and development                           5,743,534         7,886,753
    Marketing, general and administrative              2,924,282         2,345,739
                                                    ------------      ------------

        Total expenses                              $ 16,957,453        12,223,438
                                                    ------------      ------------
NET INCOME (LOSS) FOR THE PERIOD                         126,843        (5,618,392)

ACCUMULATED DEFICIT BEGINNING OF PERIOD              (22,063,362)      (15,482,754)
                                                    ------------      ------------

ACCUMULATED DEFICIT END OF PERIOD                   $(21,936,519)     $(21,101,146)
                                                    ============      ============

NET INCOME (LOSS) PER SHARE                         $       0.01      $      (0.29)
                                                    ============      ============
WEIGHTED AVERAGE SHARES OF COMMON STOCK
   AND COMMON STOCK EQUIVALENTS                       21,602,070        19,094,110
                                                    ============      ============

The accompanying notes are an integral part of this statement.

                          NOVEN PHARMACEUTICALS, INC.

                                BALANCE SHEETS


                                                                     SEPTEMBER 30,          DECEMBER 31,
                                                                          1996                 1995
                                                                 --------------------   ---------------------
                                    ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                              $ 10,622,334           $ 16,131,263
  Securities held to maturity                                              11,567,480              7,881,397
  Accounts receivable                                                       1,804,340              2,512,561
  Inventories                                                               5,287,529              5,069,946
  Prepaid and other current assets                                             62,519                258,220
                                                                         ------------           ------------

      Total current assets                                                 29,344,202             31,853,387
                                                                         ------------           ------------
PROPERTY AND EQUIPMENT, at cost,
  net of accumulated depreciation and amortization of
  $2,651,541 at September 30, 1996 and $1,974,138 at
  December 31, 1995                                                        15,677,446             15,532,797
                                                                         ------------           ------------
OTHER ASSETS:
  Patent development costs, net                                             1,375,927              1,218,630
  Deposits and other assets                                                    65,138                 40,738
                                                                         ------------           ------------
      Total other assets                                                    1,441,065              1,259,368
                                                                         ------------           ------------
TOTAL                                                                    $ 46,462,713           $ 48,645,552
                                                                         ============           ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued liabilities                               $  2,132,832           $  4,293,185
                                                                         ------------           ------------

DEFERRED LICENSE REVENUE                                                    6,152,514              6,322,011
                                                                         ------------           ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock - authorized 100,000 shares of $.01 par
  value; no shares issued or outstanding
  Common stock - authorized 30,000,000 shares, par value
    $.0001 per share; issued and outstanding - 19,827,771
    shares at September 30, 1996 and 19,674,144 shares at
    December 31, 1995                                                           1,983                  1,967
Additional paid-in capital                                                 60,111,903             60,091,751
Accumulated deficit                                                       (21,936,519)           (22,063,362)
                                                                         ------------           ------------
Total stockholders' equity                                                 38,177,367             38,030,356
                                                                         ------------           ------------
TOTAL                                                                    $ 46,462,713           $ 48,645,552
                                                                         ============           ============




The accompanying notes are an integral part of this statement.

                          NOVEN PHARMACEUTICALS, INC.

                           STATEMENTS OF CASH FLOWS


                                                                     NINE MONTHS ENDED
                                                             ----------------------------------

                                                             SEPTEMBER 30,        SEPTEMBER 30,
                                                                 1996                 1995
                                                             -------------        -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                            $   126,843         $(5,618,392)
 Adjustments to reconcile net income (loss) to net
  cash used in operating activities:
    Depreciation and amortization                                 767,763             713,835
    Increase in inventories                                      (217,583)         (2,532,414)
    Decrease in prepaid and other current assets                  195,701             519,536
    Decrease (increase) in accounts receivable                    708,221          (1,439,276)
    (Decrease) increase in accounts payable and
      accrued liabilities                                      (2,160,353)            621,616
    Decrease in deferred license revenue                         (169,497)           (169,497)
                                                              -----------         -----------

       Cash flows used in operating activities                   (748,905)         (7,904,592)
                                                              -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   (Purchase) maturity of securities, net                      (3,711,083)          5,918,068
   Purchase of fixed assets, net                                 (822,052)         (1,500,768)
   Payments for patent development costs                         (247,657)           (163,262)
   Refund of deposits                                                 600               1,966
                                                              -----------         -----------
      Cash flows provided by (used in) investing
        activities                                             (4,780,192)          4,256,004
                                                              -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Sale of common stock                                            20,168              21,001
                                                              -----------         -----------


NET DECREASE CASH AND CASH EQUIVALENTS                         (5,508,929)         (3,627,587)


CASH AND CASH EQUIVALENTS - BEGINNING OF
   PERIOD                                                      16,131,263          12,070,272
                                                              -----------         -----------


CASH AND CASH EQUIVALENTS - END OF PERIOD                     $10,622,334         $ 8,442,685
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

   The interim financial statements for the three months and nine months ended September 30, 1996 are unaudited and, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary for fair presentation of the balance sheets, statements of operations and cash flows of the Company. The statements of operations for the three months and nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the year ending December 31, 1996.


2. SUMMARY OF ACCOUNTING POLICIES

   The following is a summary of the significant accounting policies consistently applied in the preparation of the Company's financial statements:

   "INVENTORIES"

   Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value. Inventories at September 30, 1996 related primarily
   to the Company's transdermal estrogen delivery system.   To date the
   Company has not experienced and does not anticipate in the future, any difficulty acquiring materials necessary to manufacture its transdermal systems. The following are the major classes of inventory:




                             September 30,       December 31,
                                1996                1995
                                ----                ----
          Finished goods       $2,018,510       $2,226,603
          Work in process         649,114        1,262,657
          Raw materials         2,619,905        1,580,686
                               ----------       ----------

          Total                $5,287,529       $5,069,946
                               ==========       ==========

   "PROPERTY AND EQUIPMENT"

   Property and equipment is recorded at cost. Depreciation is provided over the estimated useful lives of the assets. Leasehold improvements are amortized over the life of the lease or the service life of the improvements, whichever is shorter. The straight-line method of depreciation is primarily followed for financial purposes.

                        NOTES TO FINANCIAL STATEMENTS
                                  (CONTINUED)

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


3. STOCKHOLDERS' EQUITY

   A schedule of the transactions in the common stock and the additional paid in capital accounts is as follows:



                                                Common Stock    Additional
                                                ------------     Paid-In
                                              Shares    Amount    Capital
                                              ------    ------    -------
Balance, January 1, 1996                    19,674,144  $1,967   $60,091,751

Issuance of 153,627 shares of
  stock pursuant to stock option plan, net     153,627      16        20,152
                                            ----------  ------   -----------

Balance, September 30, 1996                 19,827,771  $1,983   $60,111,903
                                            ==========  ======   ===========


  ITEM 2.



                    MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


   RESULTS OF OPERATIONS

   Total revenues increased approximately $2,450,000 or 74% for the three month period ended September 30, 1996 from the same period in the prior year and approximately $10,479,000 or 159% for the comparable nine month period. This increase in revenues was the result of the increase of approximately $2,627,000 in sales of the Company's transdermal estrogen delivery system to its two licensee partners in the third quarter of 1996 and approximately $11,880,000 in the first nine months of 1996. Revenues from product sales to Noven's licensing partners will fluctuate from quarter to quarter depending upon various factors not in Noven's control, including, but not limited to, the inventory requirements of each

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)

licensing partner at different times throughout the year, possible special selling efforts undertaken by each licensing partner at different times during the year, and, in the case of Rhone-Poulenc Rorer, Inc. ("RPR"), the introduction of the product into new territories. Further, due to the recent launches of Menorest and Vivelle TM by RPR and Ciba Geigy Corporation ("Ciba Geigy") respectively, sale trends for these products are not yet apparent.

License revenues decreased approximately $60,000 or 16% for the three month period ended September 30, 1996 from the same period in the prior year and approximately $977,000 or 59% for the comparable nine month period.
The Company believes that license revenues will fluctuate from period to period depending on contributing factors which include, but are not limited to, future success in finalizing new collaborative agreements, timely achievement of milestones and strategic decisions on self-funding certain projects. Interest income decreased approximately $102,000 or 25% for the third quarter of 1996 and decreased approximately $429,000 or 33% for the first nine months of 1996 primarily due to lower average balances in securities.

Cost of product sold increased approximately $1,310,000 or 94% for the three month period ended September 30, 1996 from the same period in the prior year and approximately $6,299,000 or 316% for the comparable nine month period. The gross margin percentage was 48% for the third quarter of 1996 as compared to 45% for the same period of the prior year and was 46% for the first nine months of 1996 as compared to 45% in the same period of the prior year. The gross margins vary depending on the amount of product sold to each licensee partner and manufacturing efficiencies including those relating to production volumes.

Research and development expenses decreased approximately $1,496,000 or 52% for the three month period ended September 30, 1996 from the same period in the prior year and approximately $2,143,000 or 27% for the comparable nine month period. The decrease in research and development expenses from 1995 to 1996 was attributable to less process development activity and a reduced amount of cost associated with the validation of manufacturing equipment and facilities. In 1996 research and development expenses for new product development continued at the same rate as in 1995. New product development included work related to the transoral dental anesthetic system (DentiPatch TM), an estrogen/progestogen combination delivery system, a second generation estrogen delivery system, a transdermal system delivering a nonsteroidal anti-inflammatory drug, an albuterol delivery system and a nicotine delivery system. Marketing, general and administrative expenses increased approximately $314,000 or 38% for the three month period ended September 30, 1996 from the same period in the prior year and approximately $579,000 or 25% for the comparable nine month period. The increase in marketing, general and administrative expenses was primarily due to initial marketing expenses to support the launch of the DentiPatch system, increases in staffing and associated office expenses.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has funded its operations through equity offerings, license and contract revenue, interest income and beginning in 1995, product sales. During the first nine months of 1996, the Company had an operating profit. As of September 30, 1996 and December 31, 1995, the Company had cash, cash equivalents, and securities totaling approximately $22,190,000 and $24,010,000 respectively. This decrease was primarily the result of a decrease in accounts payable and accrued liabilities of approximately $2,160,000 and an approximate investment of $1,070,000 in fixed assets and patents, offset by net income before depreciation and amortization of $890,000. As of September 30, 1996 the Company had commitments for capital expenditures of approximately $135,000. The Company's future capital requirements depend upon numerous factors, including (i) the progress of its product development programs, (ii) the time required to obtain government regulatory approvals of products in development, (iii) the resources that the Company devotes to the development of self-funded products, proprietary manufacturing methods, advanced technologies and a marketing and sales administration infrastructure,
(iv) the ability of the Company to obtain additional license agreements and to manufacture products pursuant to those agreements and (v) the demand for its products.

The Company expects to incur additional costs related to product development activities, increased marketing, general and administrative expenses and the completion of its manufacturing facilities. Although the Company believes that existing cash, anticipated contract and manufacturing revenues will be adequate for the foreseeable future, circumstances could arise which may result in a desire to raise additional capital. There can be no assurance that such capital will be available on acceptable terms, or at all.


FORWARD LOOKING STATEMENTS

From time to time, Noven may publish forward looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, usage and development activities and some other matters. The words "may", "will", "expect", "anticipate", "continue", "estimate", "project", "intend" and similar expressions are intended to identify such forward looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward looking statements. In order to comply with the terms of the safe harbor, Noven notes that a variety of factors could cause its actual results and experience to differ materially from anticipated results and other expectations expressed by Noven's forward looking statements. The risks and uncertainties that may effect the operations, performance, development and results of Noven's business, include the following:

        1. Dependence upon RPR and Ciba Geigy, its two licensing partners, with respect to (i) the commercialization and marketing of certain transdermal hormonal products and (ii) obtaining regulatory approval of certain other transdermal hormonal products.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)


     2. Uncertainties regarding (i) the market share for Noven's transdermal hormonal products which can be captured by Noven's licensing partners, and (ii) the market for DentiPatch TM product and Noven's ability to successfully establish and effectuate a marketing program.

     3. Unanticipated difficulties associated with the manufacturing process of Menorest and Vivelle TM for its licensing partners as well as its DentiPatch TM product, that could result in delays in delivery and shortages of product.

     4. Competition from other entities engaged in transdermal and/or transoral research, development, manufacturing and marketing, as well as other entities engaged in alternative drug delivery technologies.

     5. Difficulties associated with (i) identifying appropriate licensing partners capable of meeting the financial requirements of research and development and/or marketing new products, and (ii) consummating satisfactory licensing agreements.

     6. The time required to obtain regulatory approval of products and its associated expenses.

     7. The possible exposure to product liability suits in excess of insurance policy limits or excluded from insurance coverage.

Readers are cautioned not to place undue reliance on forward looking statements when made, which speak only as of the date made. Noven undertakes no obligation to publicly release the results of any revision of these forward looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events. Also, unless expressly stated, Noven does not adopt projections, forecasts or other forward looking statements which may be disseminated from time to time by analysts and others.


                          PART II - OTHER INFORMATION



Item 6.                     Exhibits and Reports on Form 8-K
-------                     --------------------------------
                            None

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         NOVEN PHARMACEUTICALS, INC.
                                (Registrant)








Date:   November 13,1996            By: S/ Steven Sablotsky
       -------------------              ------------------------------------
                                        Steven Sablotsky, Chairman of the
                                        Board and President



                                    By:  S/ William A. Pecora
                                         ------------------------------------
                                         William A. Pecora
                                         Chief Financial Officer