Form 10-Q/A
period 1996-06-30
NOVEN PHARMACEUTICALS INC
filed 1996-12-03
CIK 815838

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


         Commission file number 0-17254
                                -------

                           NOVEN PHARMACEUTICALS, INC.
            ------------------------------------------------------
            (Exact name of Registrant as specified in its charter)


      STATE OF DELAWARE                                               59-2767632
-------------------------------                             ----------------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification Number)


  11960 S.W. 144th Street, Miami, FL                                    33186
---------------------------------------                             -------------
(Address of principal executive offices)                            (Zip Code)


Registrant's telephone number, including area code  (305) 253-5099
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





Date: November 27, 1996                     By: /s/ Steven Sablotsky
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