Form 10-K
period 1996-12-31
NOVEN PHARMACEUTICALS INC
filed 1997-03-28
CIK 815838

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ---------------------------


                                   FORM 10-K


[x]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 [NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996].

         For the fiscal year ended December 31, 1996

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
AND EXCHANGE ACT OF 1934


         For the transition period from               to
                                        -------------    ------------

Commission file number                          0-17254
                       -------------------------------------------------------


                         NOVEN PHARMACEUTICALS, INC.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



                 Delaware                                                    59-2767632
-----------------------------------------------          -----------------------------------------------
     (State or other jurisdiction of                            (IRS Employer  Identification No.)
      incorporation or organization)

   11960 S.W. 144th Street, Miami, Florida                                    33186
-----------------------------------------------          -----------------------------------------------
  (Address of principal executive office)                                   (Zip Code)



Registrant's telephone number, including area code:       (305)253-5099
                                                    --------------------------

Securities registered pursuant to Section 12(b) of the Act:

                                      None

         Securities registered Pursuant to Section 12(g) of the Act:
                        Common Stock $.0001 Par Value
                        -----------------------------
                               (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

             YES  |X|                                  NO   |  |

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (#229.405 of this Chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

              YES  |  |                                 NO   |X|

         The aggregate market value of the voting stock held by non-affiliates of the registrant on March 20, 1997 was $131,957,315, (See definition of affiliate in Rule 405, 17 CFR 230.405).

         As of March 20, 1997, 19,916,819 shares of common stock, $.0001 par value, were outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE



Incorporated documents
(to the extent indicated herein)                       Part of Form 10-K
--------------------------------                       -----------------

Portions of the Definitive Proxy                       Part III
Statement for the 1997 Annual
Meeting of Shareholders                                Items 10-13


                         NOVEN PHARMACEUTICALS, INC.
                                  FORM 10-K


                              TABLE OF CONTENTS

PART I                                                                                                 Page
                                                                                                       ----
         Item  1. Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1
         Item  2. Properties   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     18
         Item  3. Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     18
         Item  4. Submission of Matters to a Vote  of Security Holders   . . . . . . . . . . . . .     18

PART II

         Item  5. Market for Registrant's Common Equity and Related
                  Stockholder Matters  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     19
         Item  6. Selected Financial Data  . . . . . . . . . . . . . . . . . . . . . . . . . . . .     20
         Item  7. Management's Discussion and Analysis of Financial
                  Condition and Results of  Operations . . . . . . . . . . . . . . . . . . . . . .     21
         Item  8. Financial Statements and Supplementary Data  . . . . . . . . . . . . . . . . . .     25
         Item  9. Changes in and Disagreements with  Accountants
                  on Accounting and Financial Disclosure . . . . . . . . . . . . . . . . . . . . .     26

PART III                  (omitted)

PART IV

         Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K . . . . . . . .     26


Item 1. Business

         Noven is a leader in developing and manufacturing transdermal and transoral drug delivery systems. These systems utilize an adhesive patch containing medication which, when adhered to the skin or the mucosa of the oral cavity, allows the delivery of drugs across the tissues and into the bloodstream over an extended period of time. Noven has developed and patented thin, solid state, multi-laminate transdermal and transoral drug delivery systems that have a small surface area and are adaptable to deliver numerous drug entities.

         The Company's first product, an estrogen patch for the treatment of menopausal symptoms, was launched in the U.S. in March, 1996 by Ciba-Geigy Corporation ("Ciba- Geigy") under the trade name Vivelle(TM). (In December, 1996, Ciba- Geigy's parent corporation was merged with Sandoz S.A. to form Novartis S.A. (hereinafter "Novartis"). All references to Novartis herein shall include Ciba-Geigy Corporation). Novartis also launched the same product in Canada in June, 1996. Rhone-Poulenc Rorer, Inc. ("RPR") has received regulatory approval to market this product for the treatment of menopausal symptoms in 30 countries and has launched the product under the trade name Menorest in 13 countries including Germany, France and the United Kingdom. Menorest has also been approved in 22 countries as a preventative treatment for osteoporosis and Novartis is conducting clinical trials in the U.S. for this indication.

         The Company's other major development in hormonal replacement therapy ("HRT"), a combination patch of estrogen and progestogen, has completed Phase III clinical trials in the U.S. and Europe. This product has significant advantages over the estrogen replacement system, inasmuch as the combination of the two hormones reduces the incidences of endometrial hyperplasia and in low dosage forms, taken over several months, may eliminate bleeding for menopausal women. RPR has worldwide marketing rights to this product, and it is anticipated that regulatory filings will commence in Europe and the U.S. in the summer of 1997. Finally, Noven has also developed a second generation estrogen replacement system which has all of the beneficial features of its present patch but is approximately one-third its size. Novartis has marketing rights to this product in the U.S. and Canada and RPR has marketing rights in Japan. Noven has retained marketing rights in all other territories.

        DentiPatch(TM), the Company's novel transoral anesthetic delivery system, was approved for marketing by the Food and Drug Administration ("FDA") in May, 1996. Test marketing of this product by the Company commenced in the second half of 1996. The Company anticipates launching this product on a national basis in 1997. DentiPatch(TM), which contains lidocaine, the most widely used injectable dental anesthetic, is indicated for the prevention of pain from oral injection and for soft tissue dental procedures.

         The Company is also developing a range of new products based on its transdermal and transoral technologies, some of which will reach clinical trials in 1997.

        The Company conducts its operations in Dade County, Florida. Commercial production was initiated in Noven's original facility in 1995. The Company's new manufacturing facility, located on approximately 15 acres, was approved by
the FDA in April, 1996 and is also in commercial production.   This new
facility expands Noven's manufacturing capability from approximately 100 million patches to approximately 500 million patches per year. The further development of existing facilities at the new site will significantly increase Noven's manufacturing capacity to accommodate additional products under development.

STRATEGY

         Noven's strategy for continued growth is based on certain key elements: a leadership position with its broad range of HRT products; the successful commercialization of the unique DentiPatch(TM) system; an extensive pipeline of transdermal and transoral drug delivery products under various stages of development in a number of the largest therapeutic classes; and finally, the possible acquisition of technologies and products which are compatible with its long term plans to become a fully integrated pharmaceutical company capable of developing, manufacturing and marketing alternative drug delivery systems.

TRANSDERMAL DRUG DELIVERY

         Transdermal drug delivery systems utilize an adhesive patch containing medication which is administered through the skin and into the bloodstream over an extended period of time. Transdermal drug delivery systems may offer significant advantages over conventional oral and parenteral dosage forms, including non-invasive administration, controlled delivery over an extended period of time, improved patient compliance and avoidance of the problems and adverse side-effects associated with oral and parenteral drug delivery. Transdermal drug delivery also provides benefits to the pharmaceutical industry by reducing costs and expanding the market for certain drugs.

         Noven's patented, proprietary transdermal drug delivery systems incorporate a thin, solid state, multi-laminate construction with a drug-bearing interpolymeric adhesive. This transdermal drug delivery system, or patch, has a finite area with a specific geometric shape. On one side the patch has a release liner that, when removed, exposes a pressure- sensitive adhesive. This adhesive functions as both the drug platform and as the means of affixing the system to the patient's skin. The outside of the patch is comprised of a specialized backing material that is specifically tailored to the drug being delivered and the length of time the system is intended to be worn. The patch can administer different amounts of drug needed by the patient, and its shape is designed so that it can be worn comfortably. The transdermal drug delivery system is packaged in a pouch designed to maintain the system's stability and protect against contamination.

         Noven's transdermal drug delivery systems are capable of being modified so that they may be used to deliver various drugs. The techniques utilized to modify the system include those which improve the solubility and diffusability of drugs within the transdermal system and those which improve a drug's percutaneous absorption by changing the skin's ability to retain moisture; by softening the skin and improving the skin's permeability; by adding compounds which may act as penetration assistants or hair follicle openers; or by changing the skin's boundary layer.

TRANSORAL DRUG DELIVERY

         Transoral drug delivery systems utilize a bio-adhesive patch containing medication which, when moistened, adheres to the buccal mucosa. These systems then administer the drug across the mucosa and into the
bloodstream.   The buccal mucosa can be utilized as a drug delivery site due to its thin structure and highly vascular property which allows larger drug molecules, including peptides, proteins and carbohydrates, to be delivered into the bloodstream in therapeutic quantities. Transoral drug delivery systems also have many of the advantages associated with transdermal drug delivery, including non-invasive administration and controlled delivery.

         There has been only limited medical use of the buccal mucosal route for drug administration, the best known example being nitroglycerin tablets, which dissolve under the tongue and provide a rapid therapeutic response in angina sufferers. Although drugs may pass from these tablet systems across the mucosa into the bloodstream, certain potential disadvantages exist, such as having to position the tablet against the mucosal in a constant fashion; the
drug dissolving into the saliva; or the drug being swallowed.   A transoral
patch presents the advantage of focused drug delivery at the site of the application of the patch in the mouth; saliva will not dilute the delivery of
the drug in the same way that it will for  a transoral tablet.   Transoral
patch technology might also provide an alternative to the parenteral administration of large molecules such as peptides, proteins and carbohydrates.

        Noven's first transoral delivery system is a patented, proprietary technology consisting of a thin, solid state multi-laminate construction with a drug-bearing bio-adhesive. The DentiPatch(TM) system is 2 cm(2) in area with a protective liner on one side that, when removed, exposes an adhesive that is then applied to the mucosa. The drug, which is contained in the adhesive, is absorbed through the buccal mucosa over time. The outside of the patch is comprised of a specialized backing material that is specifically tailored to the drug being delivered, which in the case of the DentiPatch(TM), is lidocaine. The patch is contained in a pouch to maintain its stability and to protect against contamination.

         This basic system can be modified to deliver various drugs. The techniques used to modify the patch system might include those which improve the solubility and diffusability of drugs within the adhesive matrix and the release characteristics of the drug from the adhesive to the mucosa.

PRODUCTS

         The following table summarizes the status of products marketed, approved and under development by the Company and is qualified by reference to the more detailed descriptions elsewhere in this Prospectus.

                                                                                         MARKETING/
PRODUCT                       INDICATION                    STATUS                       MILESTONES
-------                       ----------                    ------                       ----------
TRANSDERMAL/HRT

Estrogen/Vivelle(TM)          Menopausal                    -FDA  approved               -Novartis--
and Menorest                  Symptoms                                                   U.S. and Canada
                                                            -Approved in 30              -RPR-- all other
                                                            foreign countries            territories
                                                            -Commercial sales in
                                                            the United States,
                                                            Canada and 13 foreign
                                                            countries

                              Osteoporosis                  -Approved in 22              -Novartis--
                                                            foreign countries            U.S. and Canada
                                                                                         -RPR--all other
                                                                                          territories


Combination                   Menopausal                    -Phase III clinical          -RPR --  Worldwide
Estrogen/                     Symptoms/                     trials in U.S. and           -NDA in U.S and
Progestogen                   Osteoporosis                  Europe completed             regulatory filings in
                                                            -Phase II clinical           Europe anticipated in
                                                            trials in  Japan             summer of 1997

Second Generation             Menopausal                                                  -Novartis-- U.S. &
Estrogen                      Symptoms/                     -Phase I clinical            Canada
                              Osteoporosis                  trials completed             -RPR -- Japan
                                                                                         -Regulatory filings
                                                                                         anticipated in
                                                                                         second half of 1997




TRANSORAL
Lidocaine/                    Dental Pain Control           -FDA approved                -Marketing
DentiPatch-                                                 -Filed in UK                  Commenced

(Undisclosed                  Systemic Drug                 -Pre-Clinical                -Clinical trials to
Molecules)                    Delivery                      Development                  commence in second
                                                                                         half of 1997

OTHER
TRANSDERMALS

NSAID                         Musculoskeletal               -Phase I clinical                   ----
(Undisclosed                  Disorders                     trials in U.S.
Molecules)


Nicotine                      Smoking Cessation             -Phase I clinical                   ----
                                                            trials


Nitroglycerin                 Angina Pectoris               -FDA tentative                      ----
                                                            approval






HORMONAL PRODUCTS

MARKET OVERVIEW

         There are more than 40 million post-menopausal women in the U.S. and this group is expected to grow by 50% within the next decade. There are an additional 60 million post-menopausal women in Europe. The Company estimates that worldwide sales of all hormone replacement products, including those delivered transdermally, are approximately $1.5 billion to $2.0 billion annually. With the aging of the population worldwide, conditions and diseases such as menopause, osteoporosis and heart disease, which may benefit from hormone replacement therapy, will become significantly more prevalent.

         Menopause begins when the ovaries cease to produce estrogen, or when both ovaries are removed surgically prior to natural menopause. The most common acute physical symptoms of natural or surgical menopause are hot flashes and night sweats, which occur in up to 85% of menopausal women. One of the most common problems, after hot flashes, is vaginal dryness. This condition, which affects an estimated 25% percent of women, usually begins within five years after menopause. Moderate-to-severe menopausal symptoms can be treated by replacing the estrogen the body can no longer produce. Estrogen replacement therapy relieves hot flashes and night sweats effectively, and prevents drying and shrinking of the reproductive system.

        Another condition related to the inability to produce estrogen is osteoporosis, a progressive deterioration of the skeletal system through the loss of bone mass. The loss of estrogen in menopause causes increased skeletal resorption and decreased bone formation. According to the National Osteoporosis Foundation, osteoporosis currently affects 25 million people and contributes to approximately 1.5 million fractures annually in the U.S. Morbidity and suffering associated with these fractures are substantial. Estrogen replacement prevents the loss of bone mass and reduces the incidence of vertebral and hip fractures in older women. Numerous medical studies and the National Institutes of Health recommend estrogen replacement therapy as the most effective method of preventing osteoporosis in post-menopausal women.

         Heart disease is the number one killer of post-menopausal women in the U.S. There have been in excess of 30 studies that provide evidence that estrogen replacement therapy reduces cardiovascular disease by approximately 50% in post-menopausal women. A recent study conducted by the University of Pittsburgh also concluded that heart disease deaths dropped by 30% in older Caucasian women taking estrogen. Various reported studies have also shown that estrogen replacement therapy may significantly reduce the risk of colon cancer and have shown positive results in preventing or treating osteoarthritis, Alzheimers, strokes, and tooth loss in menopausal women, as well as post-partum depression.

VIVELLE(TM) AND MENOREST TRANSDERMAL ESTROGEN DELIVERY SYSTEM

        Noven's products are targeted to the expanding worldwide market for
hormonal replacement therapy.   Noven's transdermal estrogen delivery system,
being sold by Novartis and RPR, is designed to offer a superior alternative to all dosage forms, including other transdermal systems, either currently in the market or under development.

        Marketing rights to the Company's transdermal estrogen delivery system have been licensed in the United States and Canada to Novartis and in all other territories to RPR. This product has been approved for marketing by the FDA, as well as by regulatory authorities in 30 foreign countries, for the treatment of menopausal symptoms. This product has also been approved in 22 foreign countries for the prevention of osteoporosis. RPR is selling Noven's transdermal estrogen delivery system under the trade name Menorest in thirteen foreign countries, including France, Germany and the United Kingdom. In March and June, 1996, Ciba-Geigy launched the sale of this product under the trade name Vivelle(TM), as an alternative to its older patch, Estraderm(TM), in the United States and Canada, respectively.

        Vivelle(TM) and Menorest are available by prescription and utilize Noven's advanced transdermal matrix technology. These products deliver 17-beta estradiol, the primary estrogen produced by the ovaries, and are applied twice weekly. Vivelle(TM) and Menorest are the only transdermal estrogen systems currently in the market to offer up to four dosage strengths. This new treatment option allows physicians to maintain patients on the lowest possible dose of estrogen in a skin patch form. This product is also easy to wear due to its small size and is less irritating than other similar systems.

TRANSDERMAL COMBINATION ESTROGEN / PROGESTOGEN DELIVERY SYSTEM

         Noven has developed a combination patch containing 17-beta estradiol and a progestogen, norethindrone acetate (NETA). This product is designed to make hormone replacement therapy available to a greater portion of the female population, including those who terminate HRT due to the adverse side effects of continuous or irregular bleeding.

         Estrogen is the only hormone that is required in hormone replacement therapy to produce the benefits of menopausal symptom control, osteoporosis prevention and cardiovascular protection. However, in that portion of the female population (80%), who have not undergone hysterectomies, unopposed estrogen has been associated with cancer of the endometrium, the lining of the uterus. Those women who have an intact uterus would avoid these side effects if they were to receive long-term HRT, in the form of combined estrogen and a progestogen. The addition of a progestogen has been shown to reduce the incidence of endometrial cancer to normal levels or even below that of the general population. Further, continuous use of both estrogen and low dose progestogen may be the way to eliminate the monthly menstrual cycle or irregular bleeding. Combination therapy would provide long-term HRT treatment opportunities to all postmenopausal women and could therefore, significantly expand the total HRT market.

         This product has been licensed to RPR on a worldwide basis. Phase III studies in the U.S. and Europe have been completed and the Company anticipates that an NDA will be filed and European regulatory filings will commence in 1997. This product is also in Phase II development in Japan.

SECOND GENERATION ESTROGEN

        The Vivelle(TM) and Menorest products are state-of-the-art matrix patch delivery systems for estrogen. However, Noven continues to make technological breakthroughs and improvements in matrix patch technology which has resulted in a second generation transdermal estrogen replacement system. This second generation system, utilizing Dot Matrix(TM) technology, is only one-third the area of a Vivelle(TM) or Menorest system at any given dosage level, yet provides the same delivery of drug over a four day period. This new system is even more flexible and comfortable to wear than the first generation product, with a lower potential for skin irritation. In addition to these clear-cut benefits in patient satisfaction and compliance, this product could provide Noven with increased profitability through greater gross margins.

         Novartis has the right to market the product in the U.S. and Canada and RPR has marketing rights in Japan. Other markets are available for licensing and negotiations between Noven and potential marketing partners are ongoing. Phase I trials have been completed and it is anticipated that regulatory submissions for this improved product will be made in the second half of 1997.

TRANSORAL PRODUCTS

DENTIPATCH(TM)  - TRANSORAL LIDOCAINE DELIVERY SYSTEM

         Injections are rated as the most fear provoking stimulus in all of dentistry; even the sight of the needle is a fear provoking event. These phobias appear to be a major contributor to the avoidance of routine dental care. According to the ADA national survey in 1990, there are approximately
1.2 billion dental procedures performed each year in the U.S. The Company believes that approximately 450 million dental procedures performed each year involving either injections or soft tissues might benefit from the DentiPatch
(TM)system.

        DentiPatch(TM) was approved for marketing by the FDA in May, 1996 and is the world's first approved oral transmucosal patch. The product is the first topical anesthetic clinically proven to prevent injection pain when large needles are inserted into the bone. It is indicated for the prevention of pain from oral injections and soft tissue dental procedures. The DentiPatch(TM) system is applied to the oral mucosa by the dentist or hygienist and quickly releases lidocaine which passes into the soft tissues producing an anesthetic effect. Benefits of this system include: (i) site-specific delivery providing numbing only where needed; (ii) rapid onset in a few minutes with a duration that lasts for 45 minutes throughout most procedures; (iii) increased patient comfort resulting from minimizing fears and anxieties; (iv) enhanced practice building as patients become more receptive to treatment recommendations; (v) no cross-contamination as systems are individually and conveniently packaged; and (vi) low risk of toxicity as drug levels in the bloodstream are only approximately one-twentieth that of an injection.

         Noven commenced test marketing this product in the second half of 1996 and anticipates a commercial launch nationwide in the second quarter of 1997.

         Additional products using the DentiPatch technology are currently being developed to enhance Noven's dental business.

TRANSORAL DRUG DELIVERY PRODUCTS FOR OTHER INDICATIONS

         Large, complex, biotechnology molecules such as peptides, proteins and carbohydrates typically require an injectable route of delivery. When taken orally (as capsules or tablets) they are broken down and largely inactivated in the stomach and intestines. The transdermal route is usually unsuitable too, as the molecules are often too large to pass through the skin intact. However, transoral drug delivery, utilizing Noven's transoral patch technology, might offer a viable alternative in several cases.

         The lining of the mouth is thin and highly vascular and drugs can pass across into the bloodstream rapidly without being subjected to breakdown in the gastrointestinal tract. Noven's oral patch technology provides the opportunity of focusing and maintaining a high concentration of drug against the mucosa to maximize absorption. Noven has already proven the feasibility of the approach with lidocaine, and is working on two readily available protein drugs. It is anticipated that clinical data with these two protein drugs will be generated in the second half of 1997.

         There are a number of therapies that could benefit from the transoral patch approach, including drugs in development for disorders of glucose metabolism, hormone deficiency states and cardiovascular disease. Based on data obtained from studies of the drugs Calcitonin and Vasopressin, Noven intends to develop certain of these agents for transoral delivery, possibly in collaboration with licensing partners.

OTHER TRANSDERMAL PRODUCTS

MUSCULOSKELETAL DISORDERS

          Nonsteroidal Anti-Inflammatory Drugs ("NSAIDs") are indicated for a wide range of disorders including musculoskeletal conditions ranging from arthritis to soft tissue injuries. Several members of the NSAID class are also available over-the-counter. As a class, NSAIDs sales exceed $3 billion worldwide with musculoskeletal disorders encompassing approximately two thirds of this market. Although extremely effective, the major drawback of NSAIDs is a potential for irritation and even ulceration of the stomach lining, which can be life-threatening. Transdermal delivery of a NSAID locally and directly to the affected joint or tissue should prove therapeutically beneficial, with the added advantage of a much lower potential for gastrointestinal side effects.

         The Company believes that this novel therapeutic approach could be a valuable addition in the management of certain musculoskeletal disorders. Noven has developed transdermal systems containing NSAIDs and is focusing on one product which has completed preclinical testing. An IND for one agent was filed in the fourth quarter of 1996 and clinical research will commence in the first half of 1997.

NICOTINE

         Transdermal nicotine is marketed by several companies as an aid to smoking cessation for the relief of nicotine withdrawal symptoms. As a prescription therapy, nicotine patches achieved only modest success. However, with the recent recommendation for over the counter approval by the FDA Advisory Panel of some products, with others expected to follow, this market could expand significantly. Noven has developed a transdermal nicotine system for a third party which is in Phase I clinical trials.

CARDIOVASCULAR DISEASE

         Nitroglycerin, a drug used to control angina pectoris, is available in several conventional dosage forms including sublingual tablets and other oral and topical formulations. Many of these dosage forms, however, have limitations. Therefore, transdermal drug delivery systems have become a widely used form of nitroglycerin delivery. First introduced commercially in 1982, transdermal nitroglycerin delivery systems are currently marketed by several companies and according to published data, worldwide sales are in excess of $600 million.

         The Company has developed a transdermal nitroglycerin delivery system which has all of the attributes of the most advanced systems currently on the market, such as a small surface area, appropriate adhesive qualities and a cosmetically attractive appearance. An ANDA was filed with the FDA for this product in 1992. This product was tentatively approved in November 1996.

ANXIETY DISORDERS

         Noven has developed a transdermal alprazolam delivery system for the treatment of anxiety disorders. The transdermal delivery of alprazolam may provide a more optimal delivery system with dosing intervals of once a day or longer. IND was filed for this product with the FDA in December 1993. Although further refinement of this product has occurred, the extent and pace of further development will depend, in large measure, on the relative priority attached to this product as compared to others.

OTHER DRUGS

         Noven believes that a large number of currently available drugs which are not patent protected, or will relatively soon lose patent protection, would benefit from the addition of a transdermal line extension. In all cases these drugs are currently only available in conventional delivery forms. These drugs cover a number of therapeutic areas, including a range of cardiovascular disorders, pain control and central nervous system disorders.

         Preliminary work is ongoing and it is expected that feasibility studies will commence on several of these agents by 1997. The Company intends to further develop the most attractive products in 1998. The ability of Noven to develop and commercialize these products depends, to a great extent, upon the funds available for and dedicated to these products.

IONTOPHORETIC DRUG DELIVERY

         Noven is also involved in the development of new technologies in the transdermal drug delivery area, including iontophoresis. Iontophoresis is a technique whereby positively or negatively charged drug molecules are driven by a painless low level electric current from a transdermal device through the skin and into the bloodstream. Certain higher molecular weight drugs, such as those composed of peptides, may require modification of the barrier properties of the skin in order to be delivered transdermally. Noven believes its iontophoretic transdermal drug delivery system may accommodate these higher molecular weight drugs and may thereby increase the number of drugs suitable for transdermal delivery, possibly including certain genetically engineered molecules. Although some work in this area may continue, Noven's other priorities in the near future may slow the progress of Noven's work on this technology.

RESEARCH AND DEVELOPMENT

         Noven's research and development philosophy is based on the identification of drugs that can be delivered either transdermally or transorally and which can be developed rapidly. The majority of drugs that Noven will work on are already established agents being delivered to patients by means other than transdermally or transorally. Noven seeks therapies that can be improved by using Noven's innovative technologies, and which have substantial market potential.

         Research and development currently involves twenty-four persons, consisting of formulation experts, analytical chemists and a medical and regulatory group.

MARKETING

         Noven has licensed its transdermal estrogen delivery system worldwide to two major pharmaceutical companies, Novartis and RPR, who are selling the product in the U.S., Canada and other foreign countries. In addition, Noven has licensed its transdermal combination estrogen/progestogen delivery system worldwide to RPR and its second generation estrogen delivery system to Novartis in the U.S. and Canada and to RPR in Japan. In May, 1996, RPR formed a global strategic alliance with Novo Nordisk A/S to offer a comprehensive range of hormone replacement therapies. The Company believes that this development will enhance the marketing and sales of Menorest.

         The Company is currently developing and implementing its own marketing and sales plan with respect to the DentiPatch(TM) system. This product became available nationally in the second half of 1996. Initially, Noven marketed this product regionally, and anticipates a national roll-out in the second
quarter of 1997.   Noven is establishing an in-house sales department that
will include an Executive Director of Marketing & Sales, a Senior Director of Sales, a national and six district sales managers, a product manager, a professional programs team and marketing and sales support staff. The national roll-out will combine the efforts of two of the largest dental dealer houses and a specific periodontal sales force and two full time associates. The marketing plan will focus primarily on dental schools and periodontists in highly populated progressive areas and will emphasize "pain control" and soft tissue procedures.

         As Noven develops new products it will evaluate whether to license products to a larger company with an established sales force or to develop its own marketing and sales capabilities. The Company's evaluation will be conducted on an individual product basis and will include consideration of the estimated costs associated with sales, marketing and distribution. These combined costs and the Company's financial position will be factored into the decision of whether to license or directly market the product.

MANUFACTURING

         Noven manufactures Menorest for RPR and Vivelle(TM)for Novartis pursuant to certain supply agreements. These supply agreements govern the specifications of the product, price, required quantities and other aspects of the manufacturing relationship. The Novartis agreement is for a term of three years terminating in March, 1999. The RPR agreement is for a term coextensive with the term of the last to expire foreign patent related to the Menorest product, presently approximately eighteen years.

         Noven has the capacity of designing, developing, building and maintaining its production equipment, including fabrication of replacement parts where appropriate. Additionally, Noven's engineering expertise provides valuable support to its research and development groups by rapidly fabricating or modifying equipment essential in the product development program.

         Noven's original facility in Dade County, which consists of approximately 11,400 square feet, is fully equipped and has a manufacturing capacity of approximately 100 million transdermal patches per year. This facility has been approved to commercially manufacture Vivelle(TM) and Menorest for Novartis and RPR, respectively, and has also received a pre-approval inspection for the manufacture of the DentiPatch(TM) system and Noven's transdermal nitroglycerin product.

         Noven's newer 15 acre site in Dade County includes two adjacent buildings, each with approximately 40,000 square feet. One of the buildings has been fully renovated and equipped. This site was inspected and approved by the FDA and the Medicines Control Agency of the United Kingdom and is currently producing Menorest and Vivelle(TM) for commercial sale by its licensing partners. The facility will have a capacity of approximately 400 million transdermal patches per year. It is anticipated that full development of this site, including possible new construction on the property, can accommodate Noven's space requirements for its foreseeable long term growth.

COMPETITION

         Noven's operations are conducted in highly competitive areas. All drug delivery products being developed by the Company will face competition from both conventional forms of drug delivery (i.e., oral and parenteral), and possibly alternate forms of drug delivery, such as controlled release oral delivery, liposomes and implants.

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

         Noven's transdermal delivery technology will face competition from other transdermal products. Other companies, including Alza Corporation, Cygnus Therapeutic Systems, Elan Corporation, plc, TheraTech, Inc., Ethical Holdings, plc, Cilag, a division of Johnson & Johnson, Schering-Plough and 3M Corp. are developing and marketing competing transdermal drug delivery products. In January 1995, 3M Pharmaceuticals/Drug Delivery Systems and Berlex Laboratories, Inc. announced the receipt of FDA approval to market an estradiol transdermal system in the United States in two dosage strengths. Berlex Laboratories, Inc., along with Forest Laboratories, Inc., have U.S. marketing rights for this product. Commercial distribution of this transdermal delivery product commenced in the second quarter of 1995. It is estimated that this product has captured approximately twenty percent (20%) of the transdermal estrogen market in the U.S., with the balance substantially held by Estraderm(TM), a Novartis product. In addition, TheraTech, Inc.
announced in December, 1996 that it had received FDA approval to market its transdermal estrogen system under the name Alora. It is anticipated that Proctor and Gamble will commence marketing this product in the spring of 1997.

         Noven has attempted to minimize certain competitive risks by its technological innovativeness and by developing strategic alliances. For example, Noven has aligned itself with two worldwide marketing organizations, Novartis and RPR, for marketing its estrogen delivery system as Vivelle(TM) in the U.S. and Canada and as Menorest elsewhere. In this regard, Novartis' introduction of Vivelle(TM), as an alternative to Estraderm(TM), should enhance the product's competitive position. Noven also believes that its estrogen replacement system has certain competitive advantages due to the product's characteristics, such as its small size, reduced irritation and availability in several different dosages. Further, Noven believes that its technological expertise in developing, manufacturing and commercializing other transdermal hormonal systems, such as its combination estrogen/progestogen delivery system and the second generation estrogen delivery system, will enable it to successfully compete in the global marketplace.

         Noven's transoral lidocaine delivery system, DentiPatch(TM), faces competition from all other forms of topical anesthetics, such as gels, rinses and swabs. Septodont and Astra are the largest suppliers of these forms of anesthetics and it is unclear at this time how these competitors will respond to the introduction of the DentiPatch(TM) system in the market. Noven's competitive position will also be substantially affected by the product's degree of acceptance in the dental community, and the time required to obtain such acceptance.

PATENTS AND PROPRIETARY RIGHTS

         Noven has obtained 11 U.S. patents relating to its transdermal and transoral delivery systems and manufacturing processes and has over 100 pending patent applications worldwide.

         As a result of the changes in the United States patent law under the General Agreement on Tariffs and Trade and the accompanying Agreement on Trade-Related Aspects of Intellectual Property Law, which took effect in their entirety on January 1, 1996, the terms of some existing Noven patents have been extended beyond the term of seventeen years from the date of grant. Noven patents filed after June 7, 1997 will have a term of twenty years computed from the effective filing date.

         The Company is unaware of the existence of any challenges to the validity of its patents or of any third party claim of patent infringement with respect to its products. However, no assurance can be given that challenges to its patents or claims of patent infringement will not be asserted in the future. Although there is a statutory presumption as to a patent's validity, the issuance of a patent is not conclusive as to such validity, or as to the enforceable scope of the claims of the patent. There is no assurance that Noven's patents or any future patents will prevent other companies from developing similar or functionally equivalent products. Furthermore, there is no assurance that any of the Company's future processes or products will be patentable, that any pending or additional patents will be issued in any or all appropriate jurisdictions or that Noven's processes or products will not infringe upon the patents of third parties.

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

         An ANDA may be submitted for products that have the same active ingredient(s), indication, route of administration, dosage form and dosage strength as an existing FDA-approved product, if clinical studies have demonstrated bio-equivalence of the new product to the FDA-approved product. Under FDA ANDA regulations, companies that seek to introduce a generic product must also certify that the product does not infringe on the approved product's patent. In such circumstances, legal action may ensue to determine the relative rights of the parties and the application of the patent. This patent certification process may involve Noven's transdermal nitroglycerin product, due to the FDA's full approval of another transdermal nitroglycerin product in April, 1995. Accordingly, it is possible that Noven's ability to obtain FDA approval for the marketing of its transdermal nitroglycerin product could involve litigation over the applicability of another patent to Noven's product. This type of litigation is already ongoing with respect to two other parties efforts to commercialize a transdermal nitroglycerin delivery system. The Company is assessing various alternatives in anticipation of these developments.

         An NDA generally is required for products with new active ingredients, new indications, new routes of administration, new dosage forms or new strengths. An NDA requires that complete clinical studies of a product's safety and efficacy be submitted to the FDA, the cost of which is substantial. These costs can be reduced, however, for delivery systems which utilize approved drugs. Limited testing may begin on humans after submission and approval of the IND.

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

         The Prescription Drug User Fee Act of 1992 (the "Fee Act") authorized the FDA to collect three types of fees from prescription drug manufacturers:
(1) one-time application fees imposed upon submission to the FDA for approval,
(2) establishment fees, and (3) product fees which are imposed annually. Payment of application fees are required for each human drug application including an NDA, certain ANDAs, certain initial certification/approval of certain antibiotic drugs, and licensure under the Public Health Service Act of certain biological products. The Fee Act also mandates a fee on supplements (containing clinical data) to human drug applications. The amount of the fee is dependent on whether the application is accompanied by clinical data on safety and efficacy (other than bioavailability or bioequivalence studies). Through September 30, 1996 the application fee for human drug applications was $204,000, while applications without clinical data and supplements with clinical data were one-half of that fee. Payment of establishment fees are required for prescription drug establishments at which at least one prescription drug product is manufactured. Through September 30, 1996 the establishment fee was $135,300. Payment of product fees are required for each strength and dosage form of an approved prescription drug product at $12,600 through September 30, 1996. The corresponding fees for the period from October 1, 1996 through December 31, 1996 were $205,000, $115,700 and $13,200.
The Fee Act provides for fee exceptions, waivers and reductions, including payment deferrals under certain circumstances, primarily for the benefit of small businesses. While Noven will endeavor to request such fee exceptions, waivers and reductions where it believes it can demonstrate eligibility, there is no assurance that the FDA will grant any such request.

         Foreign and domestic manufacturing facilities are subject to periodic inspections for compliance with the FDA's GMP regulations and each domestic drug manufacturing facility must be registered with the FDA. In complying with standards set forth in these regulations, manufacturers must continue to expend time, money and effort in the area of quality assurance to insure full technical compliance. Facilities handling controlled substances, such as Noven, must be licensed by the U.S. Drug Enforcement Administration ("DEA"). The Company has produced transdermal drug delivery products in accordance with the FDA's GMP regulations for clinical trials, manufacturing process validation studies and commercial sale.

         Noven's activities are subject to various federal, state and local laws and regulations regarding occupational safety, laboratory practices, environmental protection and hazardous substance control, and may be subject to other present and possible future local, state, federal and foreign regulations. Under certain of these laws, Noven could be liable for substantial costs and penalties in the event that waste is disposed of improperly. Noven utilizes one waste management firm to provide for proper disposal of hazardous waste. The Company believes that its hazardous waste disposal procedure prevents improper disposal.

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

         As a result of the enactment of the FDA Export Reform & Enhancement Act of 1996, a drug not yet approved in the United States may be exported to certain foreign markets as long as the product: (i) is approved by the importing nation; (ii) is labeled for export and (iii) the product is not in conflict with the laws of the country to which it is intended for export.

EMPLOYMENT

         The Company employs approximately one hundred and forty people; approximately fifty-eight are engaged in manufacturing and process development, twenty-four in research and development, thirty-eight in medical affairs, regulatory affairs, quality assurance and quality control and twenty-one in marketing and administration. Most of the Company's scientific and engineering employees have had prior experience with pharmaceutical or medical product companies. No employee is represented by a union and Noven has never experienced a work stoppage. The Company believes its employee relations are excellent.

INSURANCE

         The Company has procured general liability insurance, in an amount of $8 million per incident and $9 million in the aggregate per annum. This policy provides coverage on an occurrence basis and is subject to annual renewal. The Company has also procured product liability insurance in an amount of $12 million per incident and $12 million in the aggregate per annum. This policy provides coverage on a claims made basis and is subject to annual renewal. No assurance can be given that the coverage limits will be adequate.

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

         The Company leases real property at 13300 Southwest 128th Street, Miami, Florida, under standard leases that expire on December 31, 1998. The aggregate annual rental under these leases is approximately $186,000 per year, subject to certain adjustments. Substantially all of the approximately 11,400 square feet under lease at this location is used for manufacturing and packaging.

         The Company believes that its existing properties are well maintained and in good operating condition and that there is no excessive obsolescence.

Item 3.  Legal Proceedings.

         The Company is not a party to any legal proceedings and to the knowledge of the Company, none are threatened.

Item 4.  Submission of Matters to a Vote of Security Holders.

         The Company did not submit any matters to a vote of stockholders during the fourth quarter of the fiscal year ended December 31, 1996.

                                   PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

         (a)  Market Information

         The following table sets forth, for the periods indicated, the high and low sale prices for the Common Stock as reported on the Nasdaq National Market.

                                                   High Price                Low Price
                                                   ----------                ---------
First Quarter, 1995                                12 3/8                     6 1/2
Second Quarter, 1995                                9 1/8                     6 3/4
Third Quarter, 1995                                11                         7
Fourth Quarter, 1995                               11 1/2                     8 1/4

First Quarter, 1996                                16 1/2                    10 7/8
Second Quarter, 1996                               18 3/4                    10 1/2
Third Quarter, 1996                                16 3/8                    11 1/4
Fourth Quarter, 1996                               16 1/4                     8 3/4

         (b)  Holders.

         As of December 31, 1996, the number of stockholders of record was 636 and the approximate number of beneficial owners was 4,737.

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

Item 6.  Selected Financial Data.

                           SELECTED FINANCIAL DATA

         The selected financial data presented below are derived from the financial statements of the Company. The financial statements for the years ended December 31, 1994, 1995 and 1996 and the reports thereon, are included elsewhere in this Form 10-K. The selected financial data as of December 31, 1992 and 1993 are derived from financial statements previously filed with the Commission and not included in this Form 10-K. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Financial Statements.

                                                              YEAR ENDED DECEMBER 31,
                                  ----------------------------------------------------------------------------------
                                  1992             1993             1994             1995             1996
                                  ----             ----             ----             ----             ----
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF
  OPERATIONS DATA:
Revenues:

Product Sales                   $    --          $    --          $   295           $ 8,747          $19,652
License revenue                   1,927            3,125            4,155             1,703              815
Interest income                     803              624            1,214             1,682            1,177
Other income                        192              345              381                52               --
                                -------          -------          -------           -------          -------
     Total                        2,922            4,094            6,045            12,184           21,644

Expenses:

Cost of products
 sold                                --               --              148             4,814           10,020
Research and
 development                      4,127            5,161            8,036            10,509            8,730
Marketing, general and
 administrative                   1,836            2,244            2,805             3,442            4,878
                                -------          -------           ------           -------          -------
         Total                    5,963            7,405           10,989            18,765           23,628

Net loss                        $(3,041)         $(3,311)         $(4,944)          $(6,581)         $(1,984)
                                =======          =======          =======           =======          =======

Net loss per share              $  (.21)         $  (.21)         $  (.28)          $  (.34)         $  (.10)
                                =======          =======          =======           =======          =======

Weighted average
  shares of common
  stock and common
  stock equivalents              14,761           15,925           17,440            19,237           19,800

                                                             YEAR ENDED DECEMBER 31,
                                  ----------------------------------------------------------------------------------
                                  1992             1993             1994             1995             1996
                                  ----             ----             ----             ----             ----
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
BALANCE SHEET DATA:
Working capital                 $ 20,781         $ 14,822         $ 35,047         $ 27,560         $24,859
Total assets                      23,289           29,860           54,365           48,646          44,229
Long-term obligations                 --               --               --               --              --
Accumulated deficit               (7,228)         (10,539)         (15,483)        ( 22,063)        (24,047)
Total stockholders'
  equity                          20,740           20,693           44,546           38,030          36,077



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL

         From inception (1987) through 1994, the Company primarily engaged in the research and development of transdermal drug delivery systems. During this period, the Company's revenues were principally generated by license fees, milestone payments pursuant to various license agreements and interest earned on funds raised through the sale of its common stock. In 1995, due to the receipt of regulatory approvals for its transdermal estrogen delivery system, a significant portion of the Company revenues were derived from the sale of this product to the Company's two licensing partners. In 1996, revenues from the sale of these products increased substantially as the Company's licensing partners initiated marketing and distribution.

         Noven expects that revenues from product sales to its licensing partners will fluctuate from quarter and year to year depending upon various factors not in Noven's control, including, but not limited to, the inventory requirements of each licensing partner at different times throughout the year, possible special selling efforts undertaken by each licensing partner at different times during the year, and, in the case of RPR, the introduction of the product into new territories.

         Noven experienced fluctuations in sales of its transdermal estrogen delivery systems, Vivelle(TM) and Menorest, to its licensing partners from the first three quarters to the last quarter of 1996, and into the first quarter of 1997, when sales to these licensing partners declined. Although in-market sales of Noven's transdermal estrogen delivery system continue to increase on a global basis, it is anticipated that inventory balancing by the Company's licensing partners will result in significantly lower levels of reorders during the first half of 1997, causing losses. After this circumstance has been corrected, Noven expects that product sales to its licensing partners will significantly increase in the second half of 1997.

         Noven also expects to generate revenues in 1997 from licensing agreements with respect to products under development, although such revenues will fluctuate from period to period depending upon such factors as the number of new agreements finalized, timely achievement of milestones and strategic decisions affecting self-funding of products.

         Finally, during calendar year 1996, the Company commenced the marketing of its Denti-Patch(TM) system. It is anticipated that significant revenues will be generated from the sale of this product commencing in the second half of 1997.

RESULTS OF OPERATIONS

1996 Compared to 1995

         Total revenues increased approximately 78% from approximately $12,184,000 in 1995 to approximately $21,644,000 in 1996. The increase in revenues from $8,748,000 in 1995 to $19,652,000 in 1996 was primarily a result of the increase in product sales of the Company's transdermal estrogen delivery system to its two licensing partners. Royalties from transdermal estrogen delivery systems are included in product sales.

         License revenues decreased approximately 52% from approximately $1,703,000 in 1995 to approximately $815,000 in 1996. Interest income decreased approximately 30% from approximately $1,682,000 in 1995 to approximately $1,178,000 in 1996 due to lower average security balances.

         Cost of product sold increased approximately 108% from approximately $4,814,000 in 1995 to approximately $10,021,000 in 1996. The gross margin percentage was approximately 49% in 1996 and approximately 45% in 1995. The gross margins vary depending on the amount of product sold to each licensing partner and manufacturing efficiencies, including those relating to production volumes.

         Research and development expenses decreased approximately 17% from approximately $10,509,000 in 1995 to approximately $8,730,000 in 1996.
The decrease in research and development expenses was attributable to less process development activity and a reduced amount of costs associated with the validation of manufacturing equipment and facilities. In 1996 research and development expenses for new product development continued at the same rate as in 1995. New product development included work related to the transoral dental anesthetic system (DentiPatch(TM)), an estrogen/progestogen combination delivery system, a second generation estrogen delivery system, a transdermal system delivering a nonsteroidal anti-inflammatory drug, an albuterol delivery system and a nicotine delivery system. Marketing, general and administrative expenses increased approximately 42% from approximately $3,442,000 in 1995 to approximately $4,878,000 in 1996. The increase in marketing, general and administrative expenses was primarily due to initial marketing expense to support the launch of the DentiPatch(TM) system and increases in staffing and associated office expenses.

1995 Compared to 1994

         Total revenues increased approximately 102% from approximately $6,045,000 in 1994 to approximately $12,184,000 in 1995. The increase in revenues during 1995 was primarily a result of the increase in product sales of the Company's transdermal estrogen delivery system to its licensing partners from $295,000 in 1994 to $8,748,000 in 1995. Royalties for product sold to one licensee will be recognized after the product is launched. License revenues decreased approximately 59% from approximately $4,155,000 in 1994 to approximately $1,703,000 in 1995. Interest income increased approximately 39% from approximately $1,214,000 in 1994 to approximately $1,682,000 in 1995 primarily as a result of the investment of the proceeds of the 1994 public offering of common stock.

         Cost of product sold increased from approximately $148,000 in 1994 to approximately $4,814,000 in 1995. The gross margin percentage was 50% in 1994 and 45% in 1995. These manufacturing costs and attendant gross margins were primarily attributable to expenses incurred in the early stages of manufacturing the transdermal estrogen delivery systems.

         Research and development expenses increased approximately 31% from approximately $8,036,000 in 1994 to approximately $10,509,000 in 1995. The increase in research and development expenses was attributable to new product development, manufacturing process engineering and development costs, preproduction start-up expense and the hiring of additional staff for new and existing programs. New product development included the transoral dental anesthetic system and the transdermal estrogen/progestogen combination delivery system. Preproduction start-up includes the costs associated with staffing, obtaining regulatory approvals and preparing for product commercialization. Marketing, general and administrative expenses increased approximately 23% from approximately $2,805,000 in 1994 to approximately $3,442,000 in 1995 primarily because of increases in staffing, recruiting expenses and professional fees.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has historically financed its operations through public offerings of common stock, including the exercise of warrants issued in connection with the first such offering, private placements of its equity securities, license and contract revenues, and interest income. However, since the launch of its first commercial product in 1995, the Company's operations have been principally financed increasingly by revenues from the sale of its transdermal estrogen delivery system to its licensing partners. The Company has neither utilized debt nor has it engaged in significant commercial lease transactions to finance its operations. As of December 31, 1996 and 1995, the Company had approximately $19,149,000 and $24,013,000 respectively, in cash and securities held to maturity.

         Net cash used in operating activities for the year ended December 31, 1996 was approximately $3,353,000 compared to approximately $9,375,000 for the year ended December 31, 1995. Cash used in 1996 was primarily due to decreases in accounts payable and accrued liabilities, along with the net operating loss and increases in accounts receivable, partially offset by a decrease in inventories. In 1995 net cash used by operating activities was primarily attributable to the net operating loss along with increases in inventories and accounts receivable, partially offset by increases in accounts payable and accrued liabilities.

         During the year ended December 31, 1996, the Company's investing activities used approximately $7,352,000, compared to approximately $13,371,000 in the prior year. Net cash used during 1996 in investing activities was primarily for the purchase of securities held to maturity and additionally for commercial manufacturing equipment, improvements at the new manufacturing site and investments in patents. New cash provided in 1995 resulted primarily from the sale of securities held to maturity to finance operating activities, partially offset by capital expenditures for manufacturing equipment, buildout of manufacturing facilities and investments in patents. As of December 31, 1996 the Company had no significant commitments for capital expenditures.

         Net cash provided by financing activities of $31,000 and $65,000 for the years ended December 31, 1996 and 1995 respectively, resulted from the exercise of options in the employee stock option plan.

         The Company expects to incur additional costs related to product development activities, increased marketing, general and administrative expenses and the completion of its manufacturing facilities. Although the Company believes that existing cash, anticipated contract and manufacturing revenues will be adequate for the foreseeable future, circumstances could arise which may result in a desire to raise additional capital. There can be no assurance that such capital will be available to acceptable terms, or at all.

FORWARD LOOKING STATEMENTS

         From time to time, Noven may publish forward looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, usage and development activities and some other matters. The words "may", "will", "expect", "anticipate", "continue", "estimate", "project", "intend" and similar expressions are intended to identify such forward looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward looking statements. In order to comply with the terms of the safe harbor, Noven notes that a variety of factors could cause its actual results and experience to differ materially from anticipated results and other expectations expressed by Noven's forward looking statements. The risks and uncertainties that may effect the operations, performance, development and results of Noven's business, include the following:

         1. Dependence upon RPR and Novartis, its two licensing partners, with respect to (i) the commercialization and marketing of certain transdermal hormonal products and (ii) obtaining regulatory approval of certain other transdermal hormonal products.
Noven's revenues in any period can be materially affected by the sales and marketing performance of either or both of its licensing partners.

         2. Uncertainties regarding (i) the market share for Noven's transdermal hormonal products which can be captured by Noven's licensing partners, and (ii) the market for the Denti-Patch(TM) product and Noven's ability to successfully establish and effectuate a marketing program.

         3. Unanticipated difficulties associated with the manufacturing process of Menorest and Vivelle for its licensing partners as well as its Denti Patch(TM) product, that could result in delays in delivery and shortages of product.

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

         Readers are cautioned not to place undue reliance on forward looking statements when made, which speak only as of the date made. Noven undertakes no obligation to publicly release the results of any revision of these forward looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events. Also, unless expressly stated, Noven does not adopt projections, forecasts or other forward looking statements which may be disseminated from time to time by analysts and other third parties.

Item 8.  Financial Statements and Supplementary Data

                        INDEX TO FINANCIAL STATEMENTS

                                                                                    PAGE
                                                                                    ----


REPORT OF INDEPENDENT AUDITORS'
         Deloitte & Touche LLP                                                       F-1

FINANCIAL STATEMENTS

Balance Sheets as of December 31, 1996 and 1995                                      F-2

Statements of Operations for the years ended
         December 31, 1996, 1995 and 1994                                            F-3

Statements of Stockholders' Equity for the years
         ended December 31, 1996, 1995 and 1994                                      F-4

Statements of Cash Flows for the years ended
         December 31, 1996, 1995 and 1994                                            F-5

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

10.2 --Agreement between the Registrant and Rorer Group, Inc. (now known as Rhone-Poulenc Rorer, Inc.) dated April 27, 1989 (with certain provisions omitted pursuant to Rule 24b-2), as amended on June 22, 1990 (with certain provisions omitted pursuant to Rule 24b-2), incorporated by reference to Exhibit 10-2 of Form
                 10-K filed with the Securities and Exchange Commission on March 31, 1996.

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



10.5 --Parkside Plaza Office Lease between Maxine Chin and the Registrant dated April 1, 1991, incorporated by reference to Exhibit 10-5 of Form 10-K filed with the Securities and Exchange Commission on March 31, 1996.

10.6             --Parkside Plaza Office Lease between James/ W. Keen and the
                 Registrant dated July 2, 1992, incorporated by reference to
                 Exhibit 10-6 of Form 10-K filed with the Securities and Exchange Commission on March 31, 1996.

10.7             --Parkside Plaza Office Lease between Mark Rubino and the
                 Registrant dated November 28, 1990, incorporated by reference to Exhibit 10-7 of Form 10-K filed with the Securities and Exchange Commission on March 31, 1996.

10.8             --Parkside Plaza Office Lease between Bud Eiskant and the
                 Registrant dated June 1, 1990, incorporated by reference to
                 Exhibit 10-8 of Form 10-K filed with the Securities and Exchange Commission on March 31, 1996.

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

10.22            --Amendment dated May 17, 1994 to Warrant dated November 15,
                 1991 issued to Ciba-Geigy Corporation incorporated by reference to Exhibit 10.22 of Form 10-K for the year ended
                 December 31, 1994, filed with the Securities and Exchange
                 Commission on March 31, 1995.

10.23            --Warrant issued to Ciba-Geigy Corporation dated November 28,
                 1994 incorporated by reference to Exhibit 10.23 of Form 10-K for the year ended December 31, 1994, filed with the Securities and Exchange Commission on March 31, 1995.

10.24            --Employment Agreement between Steven Sablotsky and the
                 Registrant dated December 31, 1994 incorporated by reference to Exhibit 10.24 of Form 10-K for the year ended December 31, 1994, filed with the Securities and Exchange Commission on March 31, 1995.



10.25 --Employment Agreement between Mitchell Goldberg and the Registrant dated December 31, 1994 incorporated by reference to Exhibit 10.25 of Form 10-K for the year ended December 31, 1994, filed with the Securities and Exchange Commission on March 31, 1995.

10.26            --Employment Agreement between Colin A. Norris and the
                 Registrant dated February 1, 1995, incorporated by reference to Exhibit 10-26 of Form 10-K for the year ended December 31, 1995, filed with the Securities and Exchange Commission on March 31, 1996.

10.27            --Supply Agreement between the Registrant and Ciba-Geigy
                 Corporation, Pharmaceuticals Division, dated August 31, 1995 and effective March, 1996 (certain portions have been omitted pursuant to Rule 24b-2), incorporated by reference to
                 Exhibit 10.27 of Form 10-Q(A-2) for the quarter ended March
                 31, 1996, filed with the Securities and Exchange Commission on November 1, 1996.

10.28 --Amendment dated May 6, 1996 to the June 9, 1994 Amendment to the License Agreement and the Supply Agreement, each dated April 27, 1989 by and between the Company and Rhone-Poulenc Rorer, Inc. (with certain portions omitted pursuant to Rule 24b-2), incorporated by reference to Exhibit
                 10.28 of Form 10-Q(A) for the quarter ended June 30, 1996, filed with the Securities and Exchange Commission on December
                 3, 1996.

27               --Financial Data Schedule (For S.E.C. use only).

                 (b) Reports on Form 8-K-None.




                                  SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: March 28, 1997                        NOVEN PHARMACEUTICALS, INC.


                                             By:/s/ Steven Sablotsky
                                                --------------------------
                                                    STEVEN SABLOTSKY, Chairman
                                                    of the Board and President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                                  Title                                     Date
---------                                  -----                                     ----
By: /s/ Steven Sablotsky
   -------------------------      Principal Executive                        March 28, 1997
   Steven Sablotsky               Officer and Director
   (Chairman of the
   Board and President)


By: /s/ William A. Pecora
   -------------------------      Principal Financial                        March 28, 1997
   William A. Pecora              and Accounting Officer
   (Chief Financial Officer)


By: /s/ Mitchell Goldberg
   -------------------------      Director                                   March 28, 1997
   Mitchell Goldberg
   (Executive Vice
   President)


By: /s/ Sheldon H. Becher
   ------------------------       Director                                   March 28, 1997
   Sheldon H. Becher

By: /s/ Sidney Braginsky           Director                                   March 28, 1997
   ----------------------
   Sidney Braginsky


By: /s/ Lawrence J. Dubow
   ----------------------          Director                                   March 28, 1997
   Lawrence J. Dubow

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Noven Pharmaceuticals, Inc.:

We have audited the accompanying balance sheets of Noven Pharmaceuticals, Inc. ("Noven") as of December 31, 1996 and 1995, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of Noven's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Noven Pharmaceuticals, Inc. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.




Deloitte & Touche LLP
Miami, Florida
February 14, 1997

NOVEN PHARMACEUTICALS, INC.

BALANCE SHEETS
DECEMBER 31, 1996 AND 1995
--------------------------------------------------------------------------------


ASSETS                                                        1996           1995

CURRENT ASSETS:
  Cash and cash equivalents                            $  5,456,826   $ 16,131,263
  Securities held to maturity                            13,692,010      7,881,397
  Accounts receivable                                     3,366,489      2,512,561
  Inventories                                             4,151,020      5,069,946
  Prepaid and other current assets                          248,357        258,220
                                                      -------------  -------------
         Total current assets                            26,914,702     31,853,387
                                                      -------------  -------------

PROPERTY AND EQUIPMENT:
  Property and equipment, at cost                        18,574,875     17,506,935
  Less:  accumulated depreciation and amortization        2,873,401      1,974,138
                                                      -------------  -------------
         Total net property and equipment                15,701,474     15,532,797
                                                      -------------  -------------
OTHER ASSETS:
  Patent development costs, net                           1,547,434      1,218,630
  Deposits and other assets                                  65,128         40,738
                                                      -------------  -------------
         Total other assets                               1,612,562      1,259,368
                                                      -------------  -------------
TOTAL                                                  $ 44,228,738   $ 48,645,552
                                                      ----------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued liabilities             $  2,055,780   $  4,293,185
                                                      -------------  -------------
DEFERRED LICENSE REVENUE                                  6,096,015      6,322,011
                                                      -------------  -------------
COMMITMENTS AND CONTINGENCIES  (Note 4)

STOCKHOLDERS' EQUITY:
  Preferred stock - authorized 100,000 shares of
    $.01 par value; no shares issued or outstanding
  Common stock - authorized 30,000,000 shares
    of $.0001 par value; issued and outstanding
    19,831,538 shares in 1996 and 19,674,144 in 1995          1,983          1,967
  Additional paid-in capital                             60,122,275     60,091,751
  Accumulated deficit                                   (24,047,315)   (22,063,362)
                                                      -------------  -------------

         Total stockholders' equity                      36,076,943     38,030,356
                                                      -------------  -------------
TOTAL                                                  $ 44,228,738   $ 48,645,552
                                                      -------------  -------------


 See accompanying notes to financial statements.

NOVEN PHARMACEUTICALS, INC.

STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
--------------------------------------------------------------------------------

                                          1996          1995          1994

REVENUES:
  Product sales                           $19,651,872   $ 8,747,965   $   294,814
  License revenue                             814,996     1,702,780     4,155,163
  Interest income                           1,177,535     1,681,688     1,213,479
  Other income                                               51,908       381,095
                                         ------------  ------------  ------------
         Total revenues                    21,644,403    12,184,341     6,044,551
                                         ------------  ------------  ------------
EXPENSES:
  Cost of  products sold                   10,020,614     4,814,349       147,866
  Research and development                  8,729,709    10,508,763     8,035,782
  Marketing, general and administrative     4,878,033     3,441,837     2,805,128
                                         ------------  ------------  ------------
         Total expenses                    23,628,356    18,764,949    10,988,776
                                         ------------  ------------  ------------
NET LOSS                                  $(1,983,953)  $(6,580,608)  $(4,944,225)
                                         ------------  ------------  ------------
NET LOSS PER SHARE                        $     (0.10)  $     (0.34)  $     (0.28)
                                         ------------  ------------  ------------
WEIGHTED AVERAGE SHARES
  OF COMMON STOCK AND
  COMMON STOCK EQUIVALENTS                 19,800,115    19,236,807    17,439,955
                                         ------------  ------------  ------------



See accompanying notes to financial statements.

NOVEN PHARMACEUTICALS, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
--------------------------------------------------------------------------------

                                                                   ADDITIONAL
                                        COMMON        STOCK         PAID-IN        ACCUMULATED
                                        SHARES        AMOUNT        CAPITAL         DEFICIT           TOTAL


BALANCE, DECEMBER 31, 1993            16,148,000       $1,615      $31,230,400    $(10,538,529)    $20,693,486
                                      ----------       ------      -----------    ------------     -----------
  Issuance of 441,068 shares of
     stock pursuant to stock
     option plan, net                    441,068           44           16,585                          16,629

  Sale of 2,250,000 shares of
     common stock in a public
     offering , net                    2,250,000          225       28,317,348                      28,317,573

  Grant of stock purchase warrant                                      462,500                         462,500

  Net loss                                                                          (4,944,225)     (4,944,225)
                                      ----------       ------      -----------    ------------     -----------
BALANCE, DECEMBER 31, 1994            18,839,068        1,884       60,026,833     (15,482,754)     44,545,963
                                      ----------       ------      -----------    ------------     -----------

  Issuance of 726,347 shares of
     stock pursuant to stock
     option plan, net                    726,347           72           64,929               -          65,001

  Issuance of  108,729 shares for
     acquisition of  property
     and equipment                       108,729           11              (11)
  Net loss                                                                          (6,580,608)     (6,580,608)
                                      ----------       ------      -----------    ------------     -----------
BALANCE, DECEMBER 31, 1995            19,674,144        1,967       60,091,751     (22,063,362)     38,030,356
                                      ----------       ------      -----------    ------------     -----------
  Issuance of 157,394 shares of
     stock pursuant to stock
     option plan, net                    157,394           16           30,524                          30,540

  Net loss                                                                          (1,983,953)     (1,983,953)
                                      ----------       ------      -----------    ------------     -----------
BALANCE, DECEMBER 31, 1996            19,831,538       $1,983      $60,122,275    $(24,047,315)    $36,076,943
                                      ----------       ------      -----------    ------------     -----------



See accompanying notes to financial statements.

NOVEN PHARMACEUTICALS, INC.

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

--------------------------------------------------------------------------------------------------------------------------
                                                               1996                  1995                      1994
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                    $  (1,983,953)        $ (6,580,608)             $ (4,944,225)
    Adjustments to reconcile net loss to net cash
       used in operating activities:
    Depreciation and amortization                                   899,263            1,327,254                   861,312
    Amortization of patent costs                                    120,480              120,480                    90,490
    Decrease (increase) in inventories                              918,926           (3,805,393)                 (563,914)
    (Increase) decrease in prepaid and other
      current assets                                                  9,863              566,939                  (237,981)
    Increase in accounts receivable                                (853,928)          (1,800,106)                 (712,455)
    (Decrease) increase in accounts payable and
     accrued liabilities                                         (2,237,405)           1,022,528                 2,127,803
    Decrease in deferred license revenue                           (225,996)            (225,996)               (1,475,996)
                                                              -------------         ------------              ------------
         Cash flows used in operating activities                 (3,352,750)          (9,374,902)               (4,854,966)
                                                              -------------         ------------              ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  (Purchase) maturity of securities                              (5,835,613)          15,563,673               (11,426,090)
  Purchase of fixed assets, net                                  (1,067,940)          (1,837,528)               (2,772,381)
  Payments for patent development costs                            (449,284)            (359,909)                 (311,205)
  Refund (payment) of deposits                                          610                4,656                   (19,975)
                                                              -------------         ------------              ------------
         Cash flows (used  in) provided in investing activities  (7,352,227)          13,370,892               (14,529,651)
                                                              -------------         ------------              ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Sale of common stock                                               30,540               65,001                28,334,202
                                                              =============         ============              ============
  Grant of stock purchase warrant                                                                                  462,500
  Cash flows provided by financing activities                        30,540               65,001                28,796,702
                                                              -------------         ------------              ------------
NET (DECREASE) INCREASE  IN CASH AND
 CASH EQUIVALENTS                                               (10,674,437)           4,060,991                 9,412,085
CASH AND CASH EQUIVALENTS,
BEGINNING OF YEAR                                                16,131,263           12,070,272                 2,658,187
                                                              -------------         ------------              ------------
CASH AND CASH EQUIVALENTS,
END OF YEAR                                                      $5,456,826          $16,131,263              $ 12,070,272
                                                              -------------         ------------              ------------
See accompanying notes to financial statements.



NOVEN PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
--------------------------------------------------------------------------------


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

   INVENTORIES - Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value. The following are the major classes of inventories as of December 31:




                                    1996            1995
            Finished  goods      $1,399,858      $2,226,603
            Work in process         491,014       1,262,657
            Raw materials         2,260,148       1,580,686
                                 ----------      ----------

            TOTAL                $4,151,020      $5,069,946
                                 ----------      ----------


   Inventories at December 31, 1996 and 1995 related primarily to the Company's transdermal estrogen delivery system. To date Noven has not experienced and does not anticipate in the future, any difficulty acquiring materials necessary to manufacture its transdermal systems.

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

   INCOME TAXES - Noven accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". SFAS 109 provides that income taxes are accounted for using an asset and liability method which requires the recognition of deferred tax assets and liabilities for expected future tax consequences of temporary differences between tax bases and financial
   reporting bases of assets and liabilities.   As there is no assurance that
   the Company will generate sufficient earnings to utilize its available tax assets for carryforwards, a valuation allowance has been established to offset the existing net deferred tax asset. At December 31, 1996 and 1995, Noven had net operating loss carryforwards of approximately $26,000,000 and $24,000,000. Additionally, at December 31, 1996 and 1995, Noven had research and development credit carryforwards of approximately $2,600,000 and $2,200,000 respectively. Carryforwards expire through 2011.

   REVENUE RECOGNITION - Revenue from product sales is recognized at the time of shipment. Royalty revenue is recognized when earned and is included in product sales. License revenue is recognized into income when earned under the terms of the agreements. Substantially all of Noven's product sales were to its principal licensees (see Note 3).

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

   RECLASSIFICATIONS - Certain amounts in the 1995 financial statements have been reclassified to conform with the 1996 presentation.


2. PROPERTY AND EQUIPMENT

   Property and equipment consist of the following at December 31, 1996 and 1995:


                                                        1996         1995

    Land                                             $ 2,540,035  $ 2,540,035
    Building                                           2,267,859    2,055,714
    Leased property and leasehold improvements         8,053,841    7,978,592
    Manufacturing and testing equipment                5,172,775    4,481,370
    Furniture                                            540,365      451,224
                                                     -----------  -----------

                                                      18,574,875   17,506,935
    Less accumulated depreciation and amortization     2,873,401    1,974,138
                                                     -----------  -----------

                                                     $15,701,474  $15,532,797
                                                     -----------  -----------

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

   In 1991 Noven entered into a license agreement which gave the licensee the right to market Noven's transdermal estrogen delivery system in the United States and Canada. License fees and milestone payments received in connection with this agreement were fully recognized into income by 1994. This agreement also provides for receipt of royalty payments based upon the sales of the licensee. In addition, warrants to purchase 1,091,151 shares of common stock were granted under this agreement. The exercise prices of these warrants range from $2.5875 to $15.34. The term of the warrants range from five to seven years. In addition, during a 30-day period subsequent to any public or private sale of common stock by Noven, the licensee has the right to purchase shares of common stock at the same price and in an amount sufficient to maintain the same ownership percentage (inclusive of shares subject to warrants held by the licensee) in outstanding common stock held prior to any such sales. As of December 31, 1996, no warrants have been exercised.

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

4. COMMITMENTS AND CONTINGENCIES

   Noven has operating lease commitments, principally for research and development facilities and office space. Future minimum annual rental payments on existing noncancelable leases, at December 31, 1996, approximate the following:


1997                                                          $207,000
1998                                                           155,000
1999                                                            12,000
                                                              --------
Total                                                         $374,000

   Rent expense for the years ended December 31, 1996, 1995 and 1994 amounted to approximately $186,000, $172,000 and $167,000 respectively.

   Noven has employment agreements that provide for base salaries subject to cost of living increases each year and other increases and bonuses as determined by the Compensation Committee. These agreements provide for annual commitments of approximately $700,000 in the aggregate.


5. RELATED PARTY TRANSACTIONS

   Professional services have been rendered by an accounting firm of which a director of Noven is a substantial shareholder. For the years ended December 31, 1996, 1995 and 1994, Noven paid approximately $76,000, $80,000 and
   $46,000 for these services.


6. STOCK OPTIONS

   Noven had a stock option plan (the "Plan") that provided for the granting of 10,000,000 incentive and non-qualified stock options to selected individuals or entities. This plan terminated on December 31, 1996. The terms and conditions (including price, exercise date and number of shares) were determined by the Stock Option Committee, which administered the Plan. The per share exercise price of (i) non-qualified stock options granted to directors and all other persons, could not be less than the fair market value and 50% of the fair market value, respectively, of the common stock on the date of grant and (ii) incentive stock options granted to employees and employees owning in excess of 10% of the issued and outstanding common stock, could not be less than the fair market value and 110% of the fair market value, respectively, of the common stock on the date of grant.
   Noven has not granted any options at less than fair market value.


   Each option issued under the Plan is exercisable after the period(s) specified in the option agreement, but no option can be exercised after 10 years from the date of grant (or five years from the date of grant in the case of a grantee holding more than 10% of the issued and outstanding common stock). Options may be exercised only if the grantee has been in the continuous employment of, or affiliation with, or has continuously acted as a consultant for Noven from the date of grant to the date of exercise, except in the event of death or permanent disability.

   At December 31, 1996 and 1995, Noven had reserved 3,750,000 shares of common stock for issuance under the Plan.

   Noven has adopted a new stock option plan effective January 1, 1997 that provides for the granting of up to 4,000,000 incentive and non-qualified stock options. This plan is subject to approval at the 1997 Annual Stockholders Meeting. No options have been granted under the new plan. The provisions thereunder are substantially the same as the Plan.

   The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its Plan. Accordingly, no compensation expense has been recognized.
   Had compensation cost for the Company's Plan been determined based upon the fair value at the grant date for awards under this Plan consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, Accounting for Stock Based

   Compensation, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:



                           1996         1995
                        -----------  -----------
Net Income:
As Reported             $(1,983,953)  $(6,580,608)
Pro forma                (2,698,116)   (6,961,488)
Earnings per Share:
As Reported                  $(0.10)       $(0.34)
Pro forma                     (0.14)        (0.36)

   The fair value of the options granted during 1996 and 1995, is estimated as $6.44 and $4.24, respectively, on the date of the grant using the Black Scholes option-pricing model with the assumptions listed below. The discount rate reflects the reduction in value due to transfer restrictions on the stock.


                                              1996    1995
                                             ------  ------

                    Volatility                65.9%   62.4%
                    Risk free interest rate   6.21%   6.09%
                    Expected Life (years)        7       7
                    Discount rate             33.3%   33.3%





   Stock option transactions related to the Plan are summarized as follows :


                       ---------------------  -------------------  -----------------------
                               1996                  1995                 1994
                       ---------------------  -------------------  -----------------------
                                    Weighted               Weighted               Weighted
                                    Average                Average                Average
                                    Exercise               Exercise               Exercise
Options                  Shares      Price     Shares        Price      Shares      Price
-------                -----------  --------  ---------     --------   ---------   -------
Outstanding at
 beginning of year      1,509,363     $ 6.79    2,042,149    $ 4.23    2,536,771    $ 3.62
Granted                   362,675      14.38      628,700      9.08       36,750     14.16
Exercised                (189,158)      2.17     (961,636)     2.13     (513,433)     1.75
Canceled                 (117,875)      8.86     (199,850)    10.31      (17,939)     9.41
                        ---------     ------    ---------    ------    ---------    ------
Outstanding at
 year end               1,565,005     $ 8.95    1,509,363    $ 6.79    2,042,149    $ 4.23
                        ---------     ------    ---------    ------    ---------    ------
Options exercisable
 at year end              489,048                 663,031               1,458,377
                        ---------     ------    ---------    ------     ---------    ------

   The following tables summarize information concerning outstanding and exercisable options at December 31, 1996 and 1995:




                                              YEAR ENDED DECEMBER 31, 1996
                -----------------------------------------------------------------------------
                              Options Outstanding                     Options Exercisable
                -----------------------------------------------  -----------------------------

                  Number     Weighted Average                      Number
Range of        Outstanding     Remaining      Weighted Average  Exercisable  Weighted Average
Exercise Price   12/31/96    Contractual Life   Exercise Price    12/31/96     Exercise Price
                -----------------------------------------------  -----------------------------
$0 - $4           413,834         2.17            $ 2.37          179,384          $ 2.44
$4 - $8            97,500         5.42              7.63            6,750            7.57
$8 - $12          614,546         4.07              9.62          232,140            9.59
$12 - $18         439,125         6.03             14.49           70,774           14.78
                ---------         ----            ------          -------          ------
                1,565,005         4.20            $ 8.95          489,048          $ 7.69




                                              YEAR ENDED DECEMBER 31, 1995
                ------------------------------------------------------------------------------
                              Options Outstanding                     Options Exercisable
                -----------------------------------------------  -----------------------------
                  Number     Weighted Average                      Number
Range of        Outstanding     Remaining      Weighted Average  Exercisable  Weighted Average
Exercise Price   12/31/95    Contractual Life   Exercise Price    12/31/95     Exercise Price
                -----------  ----------------  ----------------  -----------  ----------------
$0 - $4           602,667          2.21            $ 2.30         355,169            $ 2.31
$4 - $8           167,500          6.30              7.68               0                 0
$8 - $12          650,596          5.12              9.61         255,231              9.78
$12 - $18          88,600          3.03             14.83          52,631             14.78
                ---------          ----            ------         -------            ------
                1,509,363          3.97            $ 6.79         663,031            $ 6.17