Form 10-Q
period 1997-03-31
NOVEN PHARMACEUTICALS INC
filed 1997-05-14
CIK 815838

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


  X     Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
----    Act of 1934

          For the quarterly period ended March 31, 1997
                                         --------------

                                       or

____ Transition Report Pursuant to Section 13 of the Securities Exchange Act of 1934

          For the transition period from ____________ to_____________

                         Commission file number 0-17254
                                                -------

                          NOVEN PHARMACEUTICALS, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


             STATE OF DELAWARE                               59-2767632
     -------------------------------                  ----------------------
     (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                  Identification Number)

         11960 S.W. 144th Street, Miami, FL                           33186
       ---------------------------------------                      ---------
       (Address of principal executive offices)                     (Zip Code)


       Registrant's telephone number, including area code  (305) 253-5099
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
                                             ---     -----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

              Class                             Outstanding at April 29, 1997
              -----                             -------------------------------
    Common stock $.0001 par value                          19,961,284

                          NOVEN PHARMACEUTICALS, INC.

                               INDEX TO FORM 10-Q



PART I - FINANCIAL INFORMATION


                                                                             Page No.


     Item 1 - Financial Statements

              Statements of Operations and Accumulated Deficit
                        for the three months ended March 31, 1997 and 1996         3

              Balance Sheets as of March 31, 1997 and
                        December 31, 1996                                          4

              Statements of Cash Flows for the three months ended
                        March 31, 1997 and 1996                                    5

              Notes to Financial Statements                                    6 - 7


     Item 2 - Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                       8 - 11



PART II  - OTHER INFORMATION


     Item 6 - Exhibits and Reports on Form 8-K                                    11


SIGNATURES                                                                        12



                         PART I. FINANCIAL INFORMATION


Item 1. Financial Statements


                          NOVEN PHARMACEUTICALS, INC.

                STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT



                                                        THREE MONTHS ENDED
                                                  ------------------------------
                                                    MARCH 31,         MARCH 31,
                                                      1997              1996
                                                  ------------      ------------
REVENUES:
         Product sales                            $  1,346,521      $  5,171,991
         License revenue                                81,499           106,499
         Interest income                               221,934           276,035
         Other income                                   31,325                 0
                                                  ------------      ------------

                 Total revenues                      1,681,279         5,554,525
                                                  ------------      ------------

EXPENSES:
        Cost of products sold                          593,256         2,891,843
        Research and development                     2,139,560         2,409,604
        Marketing, general and administrative        1,708,072           873,002
                                                  ------------      ------------

                 Total expenses                      4,440,888         6,174,449
                                                  ------------      ------------

NET LOSS FOR THE PERIOD                             (2,759,609)         (619,924)


ACCUMULATED DEFICIT BEGINNING OF PERIOD            (24,047,315       (22,063,362)
                                                  ------------      ------------


ACCUMULATED DEFICIT END OF PERIOD                 $(26,806,924)     $(22,683,286)
                                                  ============      ============


NET LOSS PER SHARE                                $      (0.14)     $      (0.03)
                                                  ============      ============


WEIGHTED AVERAGE SHARES OF COMMON STOCK
     AND COMMON STOCK EQUIVALENTS                   19,883,435        19,756,549
                                                  ============      ============


The accompanying notes are an integral part of this statement.

                          NOVEN PHARMACEUTICALS, INC.

                                 BALANCE SHEETS

                                                                           MARCH 31,       DECEMBER 31,
                                                                             1997               1996
                                                                         ------------      ------------
                                            ASSETS

CURRENT ASSETS:
      Cash and cash equivalents                                          $ 13,636,343      $  5,456,826
      Securities held to maturity                                           1,967,003        13,692,010
      Accounts receivable                                                   3,310,817         3,366,489
      Inventories                                                           4,540,769         4,151,020
      Prepaid and other current assets                                        273,566           248,357
                                                                         ------------      ------------

            Total current assets                                           23,728,498        26,914,702
                                                                         ------------      ------------

PROPERTY AND EQUIPMENT, at cost,
       net of accumulated depreciation and amortization of
       $3,103,531 at March 31, 1997 and $2,873,401 at
       December 31, 1996                                                   15,635,206        15,701,474
                                                                         ------------      ------------

OTHER ASSETS:
      Patent development costs, net                                         1,398,775         1,547,434
      Deposits and other assets                                                64,069            65,128
                                                                         ------------      ------------

            Total other assets                                              1,462,844         1,612,562
                                                                         ------------      ------------

TOTAL                                                                    $ 40,826,548      $ 44,228,738
                                                                         ============      ============

                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
       Accounts payable and accrued liabilities                          $  1,465,847      $  2,055,780
                                                                         ------------      ------------

DEFERRED LICENSE REVENUE                                                    6,039,516         6,096,015
                                                                         ------------      ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
      Preferred stock - authorized 100,000 shares of $.01 par value;
          no shares issued or outstanding
      Common stock - authorized 30,000,000 shares, par value
          $.0001 per share; issued and outstanding - 19,948,948
          shares at March 31, 1997 and 19,831,538 shares at
          December 31, 1996                                                     1,995             1,983
Additional paid-in capital                                                 60,126,114        60,122,275
Accumulated deficit                                                       (26,806,924)      (24,047,315)
                                                                         ------------      ------------

Total stockholders' equity                                                 33,321,185        36,076,943
                                                                         ------------      ------------

TOTAL                                                                    $ 40,826,548      $ 44,228,738
                                                                         ============      ============



The accompanying notes are an integral part of this statement

                          NOVEN PHARMACEUTICALS, INC.

                            STATEMENTS OF CASH FLOWS


                                                                              THREE MONTHS ENDED
                                                                        ------------------------------
                                                                          MARCH 31,         MARCH 31,
                                                                            1997              1996
                                                                        ------------      ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                              $ (2,759,609)     $   (619,924)
    Adjustments to reconcile net loss to net cash used in
       operating activities:
           Depreciation and amortization                                     272,659           335,898
           Increase in inventories                                          (389,749)         (812,160)
           (Increase) decrease in prepaid and other current assets           (25,209)           25,241
           Decrease in accounts receivable                                    55,672           233,788
           Decrease in accounts payable and accrued
                liabilities                                                 (589,933)         (196,700)
           Decrease in deferred license revenue                              (56,499)          (56,499)
                                                                        ------------      ------------


                  Cash flows used in operating activities                 (3,492,668)       (1,090,356)
                                                                        ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
          Maturity of securities, net                                     11,725,007         1,951,441
          Purchase of fixed assets, net                                     (163,862)         (325,999)
          Reimbursements (payments) for patent development costs             106,131           (55,300)
          Refund of deposits                                                   1,059                 0
                                                                        ------------      ------------

                 Cash flows provided by investing
                       activities                                         11,668,335         1,570,142
                                                                        ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
          Sale of common stock                                                 3,850            13,000
                                                                        ------------      ------------




NET INCREASE IN CASH AND CASH EQUIVALENTS                                  8,179,517           492,786


CASH AND CASH EQUIVALENTS - BEGINNING OF
         PERIOD                                                            5,456,826        16,131,263
                                                                        ------------      ------------


CASH AND CASH EQUIVALENTS - END OF PERIOD                               $ 13,636,343      $ 16,624,049
                                                                        ============      ============



The accompanying notes are an integral part of this statement.

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------


1.     BASIS OF PRESENTATION

       The financial statements of Noven Pharmaceuticals, Inc. (the "Company"), included herein, do not include all footnote disclosures normally included in annual financial statements and, therefore, should be read in conjunction with the Company's financial statements and notes thereto for each of the three years in the period ended December 31, 1996 included in the Company's annual report on Form 10-K.

       The interim financial statements for the three months ended March 31, 1997 are unaudited and, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary for fair presentation of the balance sheets, statements of operations and cash flows of the Company. The statements of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the year ending December 31, 1997.


2.     SUMMARY OF ACCOUNTING POLICIES

       The following is a summary of the significant accounting policies consistently applied in the preparation of the Company's financial statements:

       "INVENTORIES"

       Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value. Inventories at March 31, 1997 related primarily to the Company's transdermal estrogen delivery system. To date the Company has not experienced and does not anticipate in the future, any difficulty acquiring materials necessary to manufacture its transdermal systems. The following are the major classes of inventory:


                                          March 31,              December 31,
                                            1997                     1996
                                        ------------            -------------
             Finished goods             $  1,963,660            $   1,399,858
             Work in process                 404,528                  491,014
             Raw materials                 2,172,581                2,260,148
                                        ------------            -------------

                     Total              $  4,540,769            $   4,151,020
                                        ============            =============


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


       "NEW ACCOUNTING STANDARDS"

       In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings per Share." The statement is effective for financial statements for periods ending after December 15, 1997, and changes the method in which earnings per share will be determined. Adoption of this statement by the Company will not have a material impact on earnings per share.


3.     STOCKHOLDERS' EQUITY

       A schedule of the transactions in the common stock and the additional paid in capital accounts is as follows:


                                                                       Common Stock         Additional
                                                                       ------------          Paid-In
                                                                     Shares     Amount       Capital
                                                                     ------     ------       -------
       Balance, January 1, 1997                                   19,831,538    $ 1,983    $60,122,275

       Issuance of 117,410 shares of
         stock pursuant to stock option plan, net                    117,410         12          3,839
                                                                  ----------    -------    -----------

       Balance, March 31, 1997                                    19,948,948    $ 1,995    $60,126,114
                                                                  ==========    =======    ===========


ITEM 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

From inception (1987) through 1994, the Company primarily engaged in the research and development of transdermal drug delivery systems. During this period, the Company's revenues were principally generated by license fees, milestone payments pursuant to various license agreements and interest earned on funds raised through the sale of its common stock. In 1995, due to the receipt of regulatory approvals for its transdermal estrogen delivery system, a significant portion of the Company's revenues were derived from the sale of this product to the Company's two licensing partners. In 1996, revenues from the sale of these products increased substantially as the Company's licensing partners initiated marketing and distribution. Noven expects that revenues from product sales to its licensing partners will fluctuate from quarter to quarter and year to year depending upon various factors not in Noven's control, including, but not limited to, the inventory requirements of each licensing partner at different times throughout the year, possible special selling efforts undertaken by each licensing partner at different times during the year, and, in the case of Rhone-Poulenc Rorer, Inc. the introduction of the product into new territories.

Noven experienced fluctuations in sales of its transdermal estrogen delivery systems, Vivelle(TM) and MENOREST, to its licensing partners from the first three quarters to the last quarter of 1996 and the first quarter of 1997, when sales to these licensing partners declined. Although in-market sales of Noven's transdermal estrogen delivery system continue to increase on a global basis, it is anticipated that inventory balancing by the Company's licensing partners will result in significantly lower levels of reorders during the second quarter of 1997, causing continued losses. After this circumstance has been corrected, Noven expects that product sales to its licensing partners will significantly increase in the second half of 1997.

Noven also expects to generate revenues in 1997 from licensing agreements with respect to products under development, although such revenues will fluctuate from period to period depending upon such factors as the number of new agreements finalized, timely achievement of milestones and strategic decisions affecting self-funding of products.

Finally, during calendar year 1996, the Company commenced the marketing of its DentiPatch(TM) system. It is anticipated that significant revenues will be generated from the sale of this product commencing in the second half of 1997.


RESULTS OF OPERATIONS

Total revenues decreased approximately $3,873,000 or 70% for the three month period ended March 31, 1997 from the same period in the prior year. This decrease in revenues was the result of the decrease of approximately $3,825,000 in sales of the Company's transdermal estrogen delivery system to its two licensing partners. Royalties from transdermal estrogen delivery system are included in products sales. Interest income decreased approximately $54,000 or 20% for the three month period of 1997 primarily due to lower average balances in securities.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)

Cost of product sold decreased approximately $2,299,000 or 79% for the three month period ended March 31, 1997 from the same period in the prior year. The gross margin percentage was 56% for the first quarter of 1997 as compared to 44% for the same period of the prior year. The gross margins vary depending on the amount of product sold to each licensing partner and manufacturing efficiencies including those relating to production volumes and in the first quarter of 1997 was favorably impacted by the sale of the DentiPatch product.

Research and development expenses decreased approximately $270,000 or 11% for the three month period ended March 31, 1997 from the same period in the prior year. The decrease in research and development expenses from 1996 to 1997 was attributable to less process development activity and a reduced amount of cost associated with the validation of manufacturing equipment and facilities. In 1997 research and development expenses for new product development continued at the same rate as in 1996. New product development included work related to transoral delivery systems in the areas of glucose metabolism, hormone deficiency and cardiovascular disease, in addition to transdermal delivery systems for NSAIDs and other widely sold drugs. Marketing, general and administrative expenses increased approximately $835,000 or 96% for the three month period ended March 31, 1997 from the same period in the prior year. The increase in marketing, general and administrative expenses was primarily due to initial marketing expenses to support the launch of the DentiPatch system, increases in staffing and associated office expenses.


LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its operations through public offerings of common stock, including the exercise of warrants issued in connection with the first such offerings, private placements of its equity securities, license and contract revenues, and interest income. However, since the launch of its first commercial product in 1995, the Company's operations have been principally financed increasingly by revenues from the sale of its transdermal estrogen delivery system to its licensing partners. The Company has neither utilized debt nor has it engaged in significant commercial lease transactions to finance its operations.

Net cash used in operating activities for the three months ended March 31, 1997 was approximately $3,493,000 compared to approximately $1,090,000 for the three months ended March 31, 1996. Cash used in 1997 was primarily due to decreases in accounts payable and accrued liabilities, along with the net operating loss and increases in inventories. In 1996 net cash used by operating activities was primarily attributable to decreases in accounts payable and accrued liabilities along with the net operating loss and increases in inventories, partially offset by decreases in accounts receivable.

During the three months ended March 31, 1997 the Company's investing activities provided approximately $11,700,000 compared to approximately $1,570,000 for the three months ended March 31, 1996. Net cash provided during 1997 in investing activities resulted primarily from the sale of securities held to maturity to finance operating activities and reimbursement of patent cost partially offset by capital expenditures for commercial manufacturing equipment and improvements at the new manufacturing site. Net cash provided

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)

in 1996, resulted primarily from the sale of securities held to maturity to finance operating activities, partially offset by capital expenditures for manufacturing equipment, buildup of manufacturing facilities and investments in patents. As of March 31, 1997 the Company had commitments for capital expenditures of approximately $50,000.

Net cash provided by financing activities of $4,000 and $13,000 for three months ended March 31, 1997 and 1996 respectively, resulted form the exercise of options in the employee stock option plan.

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

         2. Uncertainties regarding (i) the market share for Noven's transdermal hormonal products which can be captured by Noven's licensing partners, and (ii) the market for DentiPatch(TM) product and Noven's ability to successfully establish and effectuate a marketing program.

         3. Unanticipated difficulties associated with the manufacturing process of Menorest and Vivelle(TM) for its licensing partners as well as its DentiPatch(TM) product, that could result in delays in delivery and shortages of product.

         4. Competition from other entities engaged in transdermal and/or transoral research, development, manufacturing and marketing, as well as other entities engaged in alternative drug delivery technologies.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)

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




                          NOVEN PHARMACEUTICALS, INC.
                                  (Registrant)





Date:         May 14, 1997               By: S/ Steven Sablotsky
         ------------------------            ---------------------------------
                                             Steven Sablotsky, Chairman of the
                                             Board and President



                                         By: S/ William A. Pecora
                                             ---------------------------------
                                             William A. Pecora
                                             Chief Financial Officer