Form 10-Q
period 1997-06-30
NOVEN PHARMACEUTICALS INC
filed 1997-08-13
CIK 815838

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

  X     Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange
------  Act of  1934

For the quarterly period ended                      JUNE 30, 1997
                                                    -------------

                                       or

____ Transition Report Pursuant to Section 13 of the Securities Exchange Act of
     1934

           For the transition period from ____________ to_____________

                         Commission file number 0-17254
                                                -------

                           NOVEN PHARMACEUTICALS, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

         STATE OF DELAWARE                                    59-2767632
 -------------------------------                        ----------------------
 (State or other jurisdiction of                          (I.R.S. Employer
  incorporation or organization)                        Identification Number)

   11960 S.W. 144TH STREET, MIAMI, FL                           33186
----------------------------------------                -----------------------
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
                                             -----     -----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

           CLASS                                  OUTSTANDING  AT  JULY 24, 1997
           -----                                  ------------------------------
Common stock $.0001 par value                               20,461,284

                           NOVEN PHARMACEUTICALS, INC.
                           ---------------------------

                               INDEX TO FORM 10-Q


PART I - FINANCIAL INFORMATION                                          PAGE NO.
------   ---------------------                                          --------


   Item 1 - Financial Statements

            Statements of Operations and Accumulated Deficit
                 for the three months ended June 30, 1997 and 1996          3


            Statements of Operations and Accumulated Deficit
                 for the six months ended June 30, 1997 and 1996            4

            Balance Sheets as of  June 30, 1997 and
                 December 31, 1996                                          5

            Statements of Cash Flows for the six months ended
                 June 30, 1997 and 1996                                     6

            Notes to Financial Statements                               7 - 8


   Item 2 - Management's Discussion and Analysis of  Financial
                 Condition and Results of Operations                   9 - 12


PART II  -  OTHER INFORMATION

   Item 4 - Submission of  Matters to a Vote of  Security  Holders    12 - 13

   Item 6 - Exhibits and Reports on Form 8-K                               13


SIGNATURES                                                                 14
----------

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           NOVEN PHARMACEUTICALS, INC.

                STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT


                                                    THREE MONTHS ENDED
                                               -----------------------------
                                                  JUNE 30,         JUNE 30,
                                                    1997             1996
                                               ------------    -------------
REVENUES:

    Product sales                              $  3,918,709    $  5,151,015
    License revenue                                  56,499         256,499
    Interest income                                 188,501         305,459
    Other income                                         --          36,250
                                               ------------    ------------

            Total revenues                        4,163,709       5,749,223
                                               ------------    ------------

EXPENSES:

    Cost of products sold                         1,581,560       2,696,535
    Research and development                      2,342,280       1,949,683
    Marketing, general and administrative         2,269,003         920,640
                                               ------------    ------------

             Total expenses                       6,192,843       5,566,858
                                               ------------    ------------

NET (LOSS) INCOME  FOR THE PERIOD                (2,029,134)        182,365


ACCUMULATED DEFICIT BEGINNING OF PERIOD         (26,806,924)    (22,683,286)
                                               ------------    ------------


ACCUMULATED DEFICIT END OF PERIOD              $(28,836,058)   $(22,500,921)
                                               ============    ============


NET (LOSS) INCOME  PER SHARE                   $      (0.10)   $       0.01
                                               ============    ============


WEIGHTED AVERAGE SHARES OF COMMON STOCK
     AND COMMON STOCK EQUIVALENTS                19,958,166      21,668,979
                                               ============    ============


The accompanying notes are an integral part of this statement.

                           NOVEN PHARMACEUTICALS, INC.

                STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

                                                          SIX MONTHS ENDED
                                              ----------------------------------
                                                   JUNE 30,           JUNE 30,
                                                    1997                1996
                                              -----------------    -------------
REVENUES:

    Product sales                               $   5,265,230     $  10,323,006
    License revenue                                   137,998           362,998
    Interest income                                   410,435           581,494
    Other income                                       31,325            36,250
                                                -------------     -------------

            Total revenues                          5,844,988        11,303,748
                                                -------------     -------------

EXPENSES:

   Cost of products sold                            2,174,816         5,588,378
   Research and development                         4,481,840         4,359,287
   Marketing, general and administrative            3,977,075         1,793,642
                                                -------------     -------------

           Total expenses                          10,633,731        11,741,307
                                                -------------     -------------

NET LOSS FOR THE PERIOD                            (4,788,743)         (437,559)


ACCUMULATED DEFICIT BEGINNING OF PERIOD           (24,047,315)      (22,063,362)
                                                -------------     -------------


ACCUMULATED DEFICIT END OF PERIOD               $ (28,836,058)    $ (22,500,921)
                                                =============     =============


NET LOSS PER SHARE                              $      ( 0.24)    $      ( 0.02)
                                                =============     =============


WEIGHTED AVERAGE SHARES OF COMMON STOCK
     AND COMMON STOCK EQUIVALENTS                  19,921,007        19,772,937
                                                =============     =============




The accompanying notes are an integral part of this statement.

                           NOVEN PHARMACEUTICALS, INC.

                                 BALANCE SHEETS

                                                                       JUNE 30,           DECEMBER 31,
                                                                         1997                1996
                                                                     ------------       --------------
                                            ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                          $ 10,673,278        $   5,456,826
  Securities held to maturity                                           4,873,358           13,692,010
  Accounts receivable                                                   2,361,421            3,366,489
  Inventories                                                           4,170,101            4,151,020
  Prepaid and other current assets                                        272,777              248,357
                                                                     ------------        -------------

        Total current assets                                           22,350,935           26,914,702
                                                                     ------------        -------------

PROPERTY AND EQUIPMENT, at cost,
   net of accumulated depreciation and amortization of
   $3,346,383 at June 30, 1997 and $2,873,401 at
   December 31, 1996                                                   15,574,930           15,701,474
                                                                     ------------        -------------

OTHER ASSETS:
  Patent development costs, net                                         1,578,240            1,547,434
  Deposits and other assets                                                64,069               65,128
                                                                     ------------        -------------

        Total other assets                                              1,642,309            1,612,562
                                                                     ------------        -------------

TOTAL                                                                $ 39,568,174        $  44,228,738
                                                                     ============        =============

                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued liabilities                           $  2,293,107        $   2,055,780
                                                                     ------------        -------------

DEFERRED LICENSE REVENUE                                                5,983,017            6,096,015
                                                                     ------------        -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock - authorized 100,000 shares of $.01 par value;
    no shares issued or outstanding
  Common stock - authorized 40,000,000 shares, par value
    $.0001 per share; issued and outstanding - 19,961,284
    shares at June 30, 1997 and 19,831,538 shares at
    December 31, 1996                                                       1,996                1,983
Additional paid-in capital                                             60,126,112           60,122,275
Accumulated deficit                                                   (28,836,058)         (24,047,315)
                                                                     ------------        -------------

Total stockholders' equity                                             31,292,050           36,076,943
                                                                     ------------        -------------

TOTAL                                                                $ 39,568,174        $  44,228,738
                                                                     ============        =============

The accompanying notes are an integral part of this statement.

                           NOVEN PHARMACEUTICALS, INC.

                            STATEMENTS OF CASH FLOWS

                                                                                         SIX MONTHS ENDED
                                                                                --------------------------------
                                                                                    JUNE 30,       JUNE 30,
                                                                                     1997             1996
                                                                                --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                    $  (4,788,743)      $   (437,559)
    Adjustments to reconcile net loss to net cash used in
       operating activities:
         Depreciation and amortization                                              553,012            532,094
         Decrease in accounts  receivable                                         1,005,068          2,263,920
         Increase in inventories                                                    (19,081)          (228,862)
         (Increase) decrease in prepaid and other current assets                    (24,420)           110,471
         Increase (decrease) in accounts payable and accrued
              liabilities                                                           237,327         (1,176,021)
         Decrease in deferred license revenue                                      (112,998)          (112,998)
                                                                              -------------       ------------

                Cash flows provided by (used in) operating activities            (3,149,835)           951,045
                                                                              -------------       ------------


CASH FLOWS FROM INVESTING ACTIVITIES:

         Maturity (purchase) of securities, net                                   8,818,652         (6,522,564)
         Purchase of fixed assets, net                                             (346,438)          (638,531)
         Payments  for patent development costs                                    (110,836)          (175,451)
         Refund of deposits                                                           1,059                600
                                                                              -------------       ------------

                 Cash flows provided by (used in) investing
                       activities                                                 8,362,437         (7,335,946)
                                                                              -------------       ------------


CASH FLOWS FROM FINANCING ACTIVITIES:

         Sale of common stock                                                         3,850             16,885
                                                                              -------------       ------------



NET INCREASE (DECREASE) IN CASH AND CASH
         EQUIVALENTS                                                              5,216,452         (6,368,016)


CASH AND CASH EQUIVALENTS - BEGINNING OF
         PERIOD                                                                   5,456,826         16,131,263
                                                                              -------------       ------------


CASH AND CASH EQUIVALENTS - END OF PERIOD                                     $  10,673,278       $  9,763,247
                                                                              =============       ============


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

       The interim financial statements for the three months and six months ended June 30, 1997 are unaudited and, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary for fair presentation of the balance sheets, statements of operations and cash flows of the Company. The statements of operations for the three months and six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the year ending December 31, 1997.

2.     SUMMARY OF ACCOUNTING POLICIES

       The following is a summary of the significant accounting policies consistently applied in the preparation of the Company's financial statements:

       "INVENTORIES"

        Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value. Inventories at June 30, 1997 related primarily to the Company's transdermal estrogen delivery system. To date the Company has not experienced and does not anticipate in the future, any difficulty acquiring materials necessary to manufacture its transdermal systems. The following are the major classes of inventory:

                                     June 30,           December 31,
                                       1997                 1996
                                       ----                 ----

           Finished goods          $  1,978,987         $   1,399,858
           Work in process              370,658               491,014
           Raw materials              1,820,456             2,260,148
                                   ------------         -------------

           Total                   $  4,170,101         $   4,151,020
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

       "EARNINGS AND LOSS PER SHARE"

       Earnings per share is based on the weighted average number of shares including common stock and common stock equivalent shares. Common stock equivalent shares include outstanding warrants and options (using the Treasury Stock Method). The loss per share is based only on the weighted average number of shares outstanding.

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

3.     STOCKHOLDERS' EQUITY

       A schedule of the transactions in the common stock and the additional paid in capital accounts is as follows:

                                                                    Common Stock             Additional
                                                            ------------------------          Paid-in
                                                               Shares         Amount          Capital
                                                            ----------       --------       ------------
       Balance, January 1, 1997                             19,831,538       $  1,983       $ 60,122,275

       Issuance of  129,746 shares of
          stock pursuant to stock option plan, net             129,746             13              3,837
                                                               -------             --              -----

       Balance,  June 30, 1997                              19,961,284        $ 1,996       $ 60,126,112
                                                          ============        =======       ============

        On June 26, 1997 Noven extended RPR's warrant to purchase its common stock in consideration for RPR's agreement to purchase 500,000 shares of common stock under the warrant. On July 1, 1997 RPR remitted $4 million to purchase 500,000 shares at $8 per share. Noven extended RPR's warrant for the remaining 500,000 shares for a period of 18 months.

       ITEM 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       GENERAL
       -------

       From inception (1987) through 1994, the Company primarily engaged in the research and development of transdermal drug delivery systems. During this period, the Company's revenues were principally generated by license fees, milestone payments pursuant to various license agreements and interest earned on funds raised through the sale of its common stock. In 1995, due to the receipt of regulatory approvals for its transdermal estrogen delivery system, a significant portion of the Company's revenues were derived from the sale of this product to the Company's two licensing partners, Rhone-Poulenc Rorer Pharmaceuticals, Inc. ("RPR") and Novartis Pharmaceuticals Corporation ("Novartis"). In 1996, revenues from the sale of these products increased substantially as the Company's licensing partners, initiated marketing and distribution. Noven expects that revenues from product sales to its licensing partners will fluctuate from quarter to quarter and year to year depending upon various factors not in Noven's control, including, but not limited to, the inventory requirements of each licensing partner at different times throughout the year, possible special selling efforts undertaken by each licensing partner at different times during the year, and, in the case of RPR the introduction of the product into new territories.

       Noven experienced fluctuations in sales of its transdermal estrogen delivery systems, Vivelle(TM) and MENOREST, to its licensing partners from the first three quarters to the last quarter of 1996 and the first half of 1997, when sales to these licensing partners declined. Although in-market sales of Noven's estrogen delivery system continue to increase on a global basis, inventory balancing by the Company's licensing partners resulted in significantly lower levels of reorders during the first half of 1997, causing losses. Noven believes this circumstance has been corrected and expects that product sales to its licensing partners will increase in the second half of 1997.

       Noven also expects to generate revenues in the second half of 1997 from licensing agreements with respect to products under development, although such revenues will fluctuate from period to period depending upon such factors as the number of new agreements finalized, timely achievement of milestones and strategic decisions affecting self-funding of products.

       Finally, during calendar year 1996, the Company commenced the marketing of its DentiPatch(TM) system on a regional basis. The product was launched nationally early in the second quarter of 1997 and increasing revenues are anticipated during the remainder of the year.

       RESULTS OF OPERATIONS
       ---------------------

       Total revenues decreased approximately $1,586,000 or 28% for the three month period ended June 30, 1997 from the same period in the prior year and decreased approximately $5,459,000 or 48% for the comparable six month period. This decrease in revenues was primarily the result of the decrease of approximately $5,058,000 in sales of the Company's transdermal estrogen delivery system to its two licensing partners during the first half of 1997. Royalties from transdermal estrogen delivery system are included in product sales. Licensing income decreased approximately $200,000 or 78% for

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

       the three month period ended June 30, 1997 from the same period in the prior year and decreased approximately $225,000 or 62% for the comparable six month period. Interest income decreased approximately $117,000 or 38% for the three month period ended June 30, 1997 from the same period in the prior year and decreased approximately $171,000 or 29% for the comparable six month period, primarily due to lower balances in securities.

       Cost of product sold decreased approximately $1,115,000 or 41% for the three month period ended June 30, 1997 from the same period in the prior year and approximately $3,414,000 or 61% from the comparable six month period. The gross margin percentage was 60% for the three month period of 1997 as compared to 48% for the same period of the prior year and 59% for the first half of 1997 as compared to 46% in 1996. The gross margins vary depending on the amount of product sold to each licensing partner and manufacturing efficiencies including those relating to production volumes and in the first half of 1997 were favorably impacted by the sale of the DentiPatch product.

       Research and development increased approximately $393,000 or 20% for the three month period ended June 30, 1997 from the same period in the prior year and increased approximately $123,000 or 3% from the comparable six month period. In 1997 research and development expenses for new product development continued at approximately the same rate as in 1996. New product development included work related to transoral delivery systems in the areas of dental therapeutics, glucose metabolism, hormone deficiency and cardiovascular disease, in addition to transdermal delivery systems for NSAIDs and other widely sold drugs. Marketing, general and administrative expenses increased approximately $1,348,000 or 146% for the three month period ended June 30, 1997 from the same period in the prior year and approximately $2,183,000 or 122% for the comparable six month period. The increase in marketing, general and administrative expenses was primarily due to marketing expenses to support the launch of the DentiPatch system, increases in staffing and associated office expenses.

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

       Net cash used in operating activities for the six months ended June 30, 1997 was approximately $3,150,000. In 1997 this funded the net loss of approximately $4,789,000 partially offset by a decrease in accounts receivable of approximately $1,005,000 and an increase in accounts payable of approximately $237,000. In 1996, operating activities provided approximately $951,000. In 1996 the decrease in accounts receivable of approximately $2,300,000 funded the net loss of approximately $438,000, the decrease in accounts payable of approximately $1,176,000 and the increase in inventory of approximately $228,000.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED )

       During the six months ended June 30, 1997 the Company's investing activities provided approximately $8,400,000 compared to approximately $7,300,000 used in the six months ended June 30, 1996. Net cash provided during 1997 in investing activities resulted primarily from the sale of securities held to maturity to finance operating activities partially offset by capital expenditures for commercial manufacturing equipment, improvements at the new manufacturing site and investments in patents. Net cash used in 1996, resulted primarily from the purchase of securities held to maturity, partially offset by capital expenditures for manufacturing equipment, improvements at the new manufacturing site and investments in patents. As of June 30, 1997 the Company had commitments for capital expenditures of approximately $16,000.

       Net cash provided by financing activities of approximately $4,000 and $17,000 for six months ended June 30, 1997 and 1996 respectively, resulted from the exercise of options in the employee stock option plan.

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

       FORWARD LOOKING STATEMENTS
       --------------------------

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

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

                           PART II - OTHER INFORMATION
                           ---------------------------

        ITEM 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                           Annual Meeting of Stockholders held on June 3, 1997.

                           (i)        Election of  Directors

                                                        FOR            AGAINST        ABSTAIN
                                                        ---            -------        -------

                           Steven Sablotsky          16,287,428        399,652           0
                           Mitchell Goldberg         16,310,828        376,252           0
                           Sheldon H. Becher         15,548,328      1,138,752           0
                           Sidney Braginsky          16,310,828        376,252           0
                           Lawrence J. DuBow         16,310,828        376,252           0

                           (ii) The ratification and approval of an amendment to the Certificate of Incorporation increasing the authorized shares of common stock ($.0001 par value) from 30,000,000 to 40,000,000 was approved by an affirmative vote of 16,069,470 shares to a negative vote of 493,787 shares, with 123,823 shares abstaining.

                           PART II - OTHER INFORMATION
                                   (CONTINUED)

                           (iii) The ratification and approval of the 1997 Stock Option Plan which provides for the grant of incentive stock options and non-qualified stock options was approved by an affirmative vote of 13,947,171 shares to a negative vote of 1,621,676 shares, with 144,855 shares abstaining and 973,378 broker non-votes.

                           (iv) The ratification of the appointment of Deloitte & Touche LLP as the independent certified public accountants for 1997 was approved by an affirmative vote of 16,532,771 shares to a negative vote of 45,997 shares, with 108,312 shares abstaining.

       ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K
       -------          --------------------------------
        3.7             Certificate of Amendment of Certificate of Incorporation
                        of Noven Pharmaceuticals, Inc. filed with the Secretary of State of Delaware on June 13, 1997.

       10.29 Amendment dated June 26, 1997 to the warrant to purchase 1,000,000 shares of common stock dated June 26, 1992 by and between the Company and Rhone-Poulenc Rorer Pharmaceuticals, Inc.

       27               Financial Data Schedule (for S.E.C. use only).

                                   SIGNATURES
                                   ----------

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     NOVEN PHARMACEUTICALS, INC .
                                          (Registrant)

    Date:    August 12, 1997            By:  /s/ Steven Sablotsky
          ------------------------           ---------------------------------
                                             Steven Sablotsky, Chairman of the
                                             Board and President


                                        By:  /s/ William A.Pecora
                                             ---------------------------------
                                             William  A. Pecora
                                             Chief Financial Officer