Form 10-Q
period 1997-09-30
NOVEN PHARMACEUTICALS INC
filed 1997-11-13
CIK 815838

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



  X        Quarterly Report Under Section 13 or 15(d) of the Securities
------     Exchange Act of 1934

For the quarterly period ended   SEPTEMBER 30, 1997
                                 ------------------

                                       or

------ Transition Report Pursuant to Section 13 of the Securities Exchange Act of 1934

           For the transition period from              to
                                          ------------   -------------

                         Commission file number 0-17254



                           NOVEN PHARMACEUTICALS, INC.
        ----------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


        STATE OF DELAWARE                                  59-2767632
    ------------------------------                   ----------------------
    (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                   Identification Number)

11960 S.W. 144TH STREET, MIAMI, FL                            33186
----------------------------------------                    ----------
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
                                              ------    ------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.






           CLASS                             OUTSTANDING AT OCTOBER 30, 1997
           -----                             ----------------------------------
Common stock $.0001 par value                            20,471,596

                           NOVEN PHARMACEUTICALS, INC.
                           ---------------------------

                               INDEX TO FORM 10-Q
                               ------------------





PART I - FINANCIAL INFORMATION                                                            PAGE NO.
------   ---------------------                                                            --------

   Item 1 - Financial Statements

              Statements of Operations and Accumulated Deficit
                        for the three months ended September 30, 1997 and 1996              3


              Statements of Operations and Accumulated Deficit
                        for the nine months ended September 30, 1997 and 1996               4


              Balance Sheets as of September 30, 1997 and
                        December 31, 1996                                                   5

              Statements of Cash Flows for the nine months ended
                        September 30, 1997 and 1996                                         6

              Notes to Financial Statements                                             7 - 8


   Item 2 -   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                                9 - 12


PART II  - OTHER INFORMATION

   Item 6 -  Exhibits and Reports on Form 8-K                                              12



SIGNATURES                                                                                 13

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           NOVEN PHARMACEUTICALS, INC.

                STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

                                                        THREE MONTHS ENDED
                                                  -------------------------------
                                                   SEPTEMBER 30,   SEPTEMBER 30,
                                                       1997            1996
                                                  --------------  ---------------
REVENUES:
         Product sales                             $  4,042,314    $  5,170,415
         License revenue                              1,677,499         306,499
         Interest income                                256,547         303,634
                                                   ------------    ------------

                 Total revenues                       5,976,360       5,780,548
                                                   ------------    ------------

EXPENSES:
        Cost of products sold                         1,834,616       2,701,259
        Research and development                      2,177,771       1,384,247
        Marketing, general and administrative         1,968,084       1,130,640
                                                   ------------    ------------

                 Total expenses                       5,980,471       5,216,146
                                                   ------------    ------------

NET (LOSS) INCOME FOR THE PERIOD                         (4,111)        564,402


ACCUMULATED DEFICIT BEGINNING OF PERIOD             (28,836,058)    (22,500,921)
                                                   ------------    ------------


ACCUMULATED DEFICIT END OF PERIOD                  $(28,840,169)   $(21,936,519)
                                                   ============    ============


NET (LOSS) INCOME PER SHARE                        $       0.00    $       0.03
                                                   ============    ============


WEIGHTED AVERAGE SHARES OF COMMON STOCK
     AND COMMON STOCK EQUIVALENTS                    20,352,928      21,451,911
                                                   ============    ============


The accompanying notes are an integral part of this statement.

                           NOVEN PHARMACEUTICALS, INC.

                STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT



                                                         NINE MONTHS ENDED
                                                  ------------------------------
                                                   SEPTEMBER 30,   SEPTEMBER 30,
                                                       1997            1996
                                                  --------------  --------------
REVENUES:
         Product sales                             $  9,307,544    $ 15,493,421
         License revenue                              1,815,497         669,497
         Interest income                                666,982         885,128
         Other income                                    31,325          36,250
                                                   ------------    ------------

                 Total revenues                      11,821,348      17,084,296
                                                   ------------    ------------

EXPENSES:
        Cost of products sold                         4,009,432       8,289,637
        Research and development                      6,659,611       5,743,534
        Marketing, general and administrative         5,945,159       2,924,282
                                                   ------------    ------------

                Total expenses                       16,614,202      16,957,453
                                                   ------------    ------------

NET (LOSS) INCOME FOR THE PERIOD                     (4,792,854)        126,843


ACCUMULATED DEFICIT BEGINNING OF PERIOD             (24,047,315)    (22,063,362)
                                                   ------------    ------------


ACCUMULATED DEFICIT END OF PERIOD                  $(28,840,169)   $(21,936,519)
                                                   ============    ============


NET (LOSS) INCOME PER SHARE                        $      (0.24)   $       0.01
                                                   ============    ============


WEIGHTED AVERAGE SHARES OF COMMON STOCK
     AND COMMON STOCK EQUIVALENTS                    20,066,563      21,602,070
                                                   ============    ============





The accompanying notes are an integral part of this statement.

                           NOVEN PHARMACEUTICALS, INC.

                                 BALANCE SHEETS

                                                                                 SEPTEMBER 30,    DECEMBER 31,
                                                                                      1997            1996
                                                                                --------------  --------------
                            ASSETS

CURRENT ASSETS:
      Cash and cash equivalents                                                  $ 13,385,336    $  5,456,826
      Securities held to maturity                                                   5,806,263      13,692,010
      Accounts receivable                                                           3,010,331       3,366,489
      Inventories                                                                   3,573,231       4,151,020
      Prepaid and other current assets                                                106,484         248,357
                                                                                 ------------    ------------

            Total current assets                                                   25,881,645      26,914,702
                                                                                 ------------    ------------

PROPERTY AND EQUIPMENT, at cost,
       net of accumulated depreciation and amortization of
       $3,582,924 at September 30, 1997 and $2,873,401 at
       December 31, 1996                                                           15,425,016      15,701,474
                                                                                 ------------    ------------

OTHER ASSETS:
      Patent development costs, net                                                 1,678,605       1,547,434
      Deposits and other assets                                                        64,069          65,128
                                                                                 ------------    ------------

            Total other assets                                                      1,742,674       1,612,562
                                                                                 ------------    ------------

TOTAL                                                                            $ 43,049,335    $ 44,228,738
                                                                                 ============    ============

                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
       Accounts payable and accrued liabilities                                  $  1,814,878    $  2,055,780
                                                                                 ------------    ------------

DEFERRED LICENSE REVENUE                                                            5,926,518       6,096,015
                                                                                 ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
      Preferred stock - authorized 100,000 shares of $.01 par value;
          no shares issued or outstanding
      Common stock - authorized 40,000,000 shares, par value
          $.0001 per share; issued and outstanding - 20,471,596
          shares at September 30, 1997 and 19,831,538 shares at
          December 31, 1996                                                             2,047           1,983
Additional paid-in capital                                                         64,146,061      60,122,275
Accumulated deficit                                                               (28,840,169)    (24,047,315)
                                                                                 ------------    ------------

Total stockholders' equity                                                         35,307,939      36,076,943
                                                                                 ------------    ------------

TOTAL                                                                            $ 43,049,335    $ 44,228,738
                                                                                 ============    ============

The accompanying notes are an integral part of this statement.

                           NOVEN PHARMACEUTICALS, INC.

                            STATEMENTS OF CASH FLOWS

                                                                     NINE MONTHS ENDED
                                                               -----------------------------
                                                                SEPTEMBER 30,  SEPTEMBER 30,
                                                                    1997           1996
                                                               --------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                            $ (4,792,854)   $    126,843
    Adjustments to reconcile net (loss) income to net cash
       used in operating activities:
           Depreciation and amortization                            827,053         767,763
           Decrease in accounts receivable                          356,158         708,221
           Decrease (Increase) in inventories                       577,789        (217,583)
           Decrease in prepaid and other current assets             141,873         195,701
           Decrease in accounts payable and accrued
                liabilities                                        (240,902)     (2,160,353)
           Decrease in deferred license revenue                    (169,497)       (169,497)
                                                               ------------    ------------
                  Cash flows used in operating activities        (3,300,380)       (748,905)
                                                               ------------    ------------


CASH FLOWS FROM INVESTING ACTIVITIES:
          Maturity (purchase) of securities, net                  7,885,747      (3,711,083)
          Purchase of fixed assets, net                            (433,065)       (822,052)
          Payments for patent development costs                    (248,701)       (247,657)
          Refund of deposits                                          1,059             600
                                                               ------------    ------------

                 Cash flows provided by (used in) investing
                       activities                                 7,205,040      (4,780,192)
                                                               ------------    ------------


CASH FLOWS FROM FINANCING ACTIVITIES:
          Sale of common stock                                    4,023,850          20,168
                                                               ------------    ------------


NET INCREASE (DECREASE) IN CASH AND CASH
         EQUIVALENTS                                              7,928,510      (5,508,929)


CASH AND CASH EQUIVALENTS - BEGINNING OF
         PERIOD                                                   5,456,826      16,131,263
                                                               ------------    ------------


CASH AND CASH EQUIVALENTS - END OF PERIOD                      $ 13,385,336    $ 10,622,334
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

       The interim financial statements for the three months and nine months ended September 30, 1997 are unaudited and, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary for fair presentation of the balance sheets, statements of operations and cash flows of the Company. The statements of operations for the three months and nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the year ending December 31, 1997.

2.     SUMMARY OF ACCOUNTING POLICIES

       The following is a summary of the significant accounting policies consistently applied in the preparation of the Company's financial statements:

       INVENTORIES - Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value. Inventories at September 30, 1997 are related primarily to the Company's transdermal estrogen delivery system. To date the Company has not experienced and does not anticipate in the future, any difficulty acquiring materials necessary to manufacture its transdermal systems. The following are the major classes of inventory:

                                 September 30,           December 31,
                                     1997                   1996
                                --------------         ---------------
           Finished goods       $    1,417,855         $     1,399,858
           Work in process             300,030                 491,014
           Raw materials             1,855,346               2,260,148
                                --------------         ---------------

           Total                $    3,573,231         $     4,151,020
                                ==============         ===============


       PROPERTY AND EQUIPMENT - Property and equipment is recorded at cost. Depreciation is provided over the estimated useful lives of the assets. Leasehold improvements are amortized over the life of the lease or the service life of the improvements, whichever is shorter. The straight-line method of depreciation is primarily followed for financial purposes.

       PATENT DEVELOPMENT COST - Costs, principally legal fees related to the development of patents, are capitalized and amortized over the lesser of their estimated economic useful lives or their remaining legal lives.

                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

       EARNINGS AND LOSS PER SHARE - Earnings per share is based on the weighted average number of shares including common stock and common stock equivalent shares. Common stock equivalent shares include outstanding warrants and options (using the Treasury Stock Method). The loss per share is based only on the weighted average number of shares outstanding.

       NEW ACCOUNTING STANDARDS - In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings per Share." The statement is effective for financial statements for periods ending after December 15, 1997, and changes the method in which earnings per share will be determined. Adoption of this statement by the Company will not have a material impact on earnings per share.

3.     STOCKHOLDERS' EQUITY

        A schedule of the transactions in the common stock and the additional paid in capital accounts is as follows:

                                                                   Common Stock         Additional
                                                                  --------------          Paid-in
                                                               Shares        Amount       Capital
                                                               ------        ------       -------
       Balance, January 1, 1997                              19,831,538   $     1,983   $60,122,275

       Issuance of 140,058 shares of
          stock pursuant to stock option plan, net              140,058            14        23,836

       Issuance of 500,000 shares of
          stock pursuant to partial exercise of warrant         500,000            50     3,999,950
                                                            -----------   -----------   -----------

       Balance,  September 30, 1997                          20,471,596   $     2,047   $64,146,061
                                                            ===========   ===========   ===========


        On June 26, 1997 Noven extended Rhone-Poulenc Rorer's ("RPR") warrant to purchase 1,000,000 shares of common stock for a period of 18 months in consideration of RPR's agreement to purchase 500,000 shares of common stock under the warrant. On July 1, 1997 RPR purchased 500,000 shares for $4 million pursuant to the warrant.

       ITEM 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       GENERAL

       From inception (1987) through 1994, the Company primarily engaged in the research and development of transdermal drug delivery systems. During this period, the Company's revenues were principally generated by license fees, milestone payments pursuant to various license agreements and interest earned on funds raised through the sale of its common stock. In 1995, due to the receipt of regulatory approvals for its transdermal estrogen delivery system, a significant portion of the Company's revenues were derived from the sale of this product to the Company's two licensing partners, Rhone-Poulenc Rorer, Inc. and Novartis Pharmaceuticals Corporation ("Novartis"). In 1996, revenues from the sale of these products increased substantially as the Company's licensing partners, initiated marketing and distribution. The Company anticipates that product sales will continue to comprise the bulk of its revenues.

       Noven experienced fluctuations in sales of its transdermal estrogen delivery systems, Vivelle(R) and MENOREST, to its licensing partners from 1996 to the first quarter of 1997, when sales to these licensing partners declined. Although in-market sales of Noven's estrogen delivery system continue to increase on a global basis, inventory balancing by the Company's licensing partners resulted in significantly lower levels of reorders during this period. During the second and third quarter of 1997 product sales increased back to the levels experienced in the fourth quarter of 1996. Noven expects that revenues from product sales to its licensing partners will fluctuate from quarter to quarter and year to year depending upon various factors not in Noven's control, including, but not limited to, the inventory requirements of each licensing partner at different times throughout the year, possible special selling efforts undertaken by each licensing partner at different times during the year, and, in the case of RPR the introduction of the product into new territories.

       Noven also expects to generate revenues in the fourth quarter of 1997 and 1998 from licensing agreements with respect to products under development, although such revenues will fluctuate depending upon such factors as the number of new agreements finalized, timely achievement of milestones and strategic decisions affecting self-funding of products.

       Finally, during calendar year 1996, the Company commenced the marketing of its DentiPatch(TM) system on a regional basis. The product was launched nationally in the second quarter of 1997, with the first national advertising program commencing at the beginning of the fourth quarter of 1997. Revenues from this product are anticipated to increase during the remainder of the year.

       RESULTS OF OPERATIONS

       Total revenues increased approximately $196,000 or 3% for the three month period ended September 30, 1997 from the same period in the prior year and decreased approximately $5,263,000 or 31% for the comparable nine month period. This decrease in revenues was primarily the result of the decrease in sales of the Company's transdermal estrogen delivery system to its two licensing partners during the first nine months of 1997. Royalties from transdermal estrogen delivery system are included in product sales. License income increased approximately $1,371,000 or 447% for the three month period ended September

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)

       30, 1997 from the same period in the prior year and increased approximately $1,146,000 or 171% for the comparable nine month period. Interest income decreased approximately $47,000 or 16% for the three month period ended September 30, 1997 from the same period in the prior year and decreased approximately $218,000 or 25% for the comparable nine month period, primarily due to lower balances in securities.

       Cost of product sold decreased approximately $867,000 or 32% for the three month period ended September 30, 1997 from the same period in the prior year and approximately $4,280,000 or 52% from the comparable nine month period. The gross margin percentage was 55% for the three month period of 1997 as compared to 48% for the same period of the prior year and 57% for the first nine months of 1997 as compared to 46% in 1996. The gross margins vary depending on the amount of product sold to each licensing partner and manufacturing efficiencies including those relating to production volumes and in 1997 are favorably impacted by the sale of the DentiPatch product.

       Research and development increased approximately $794,000 or 57% for the three month period ended September 30, 1997 from the same period in the prior year and increased approximately $916,000 or 16% from the comparable nine month period. New product development included work related to transoral delivery systems in the areas of dental therapeutics and larger molecular entities and transdermal delivery systems for hormone deficiency, nonsteroidal anti-inflammatory agents, central nervous system and cardio vascular drugs. Marketing, general and administrative expenses increased approximately $837,000 or 74% for the three month period ended September 30, 1997 from the same period in the prior year and approximately $3,021,000 or 103% for the comparable nine month period. The increase in marketing, general and administrative expenses is primarily due to marketing and sales expenses to support the launch of the DentiPatch system, increases in staffing and associated office expenses.

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

       Net cash used in operating activities for the nine months ended September 30, 1997 was approximately $3,300,000. This funded the net loss for the first nine months of 1997 of approximately $4,793,000 and a decrease in accounts payable of approximately $241,000, partially offset by decreases in accounts receivable of approximately $356,000; in inventory of approximately $578,000; and in prepaids and other current assets of approximately $142,000. For the same nine month period in 1996 operating activities used $749,000 to fund decreases in accounts payable of approximately $2,160,000 and increase in inventory of $218,000, partially offset by decreases in accounts receivable of approximately $708,000 and in prepaids and other current assets of approximately of $196,000 and a net income of approximately $127,000.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)

       During the nine months ended September 30, 1997 the Company's investing activities provided approximately $7,200,000 compared to approximately $4,800,000 used in the nine months ended September 30, 1996. Net cash provided during 1997 in investing activities resulted primarily from the sale of securities held to maturity to finance operating activities partially offset by capital expenditures for commercial manufacturing equipment, improvements to the manufacturing facilities and investments in patents. Net cash used in 1996, resulted primarily from the purchase of securities held to maturity, partially offset by capital expenditures for manufacturing equipment, improvements at the new manufacturing site and investments in patents. As of September 30, 1997 the Company had commitments for capital expenditures of approximately $23,000.

       For nine months ended September 30, 1997 net cash provided by financing activities of approximately $4,023,000 resulted primarily from RPR's purchase of 500,000 shares of common stock for $4,000,000 pursuant to the partial exercise of its warrant. The balance of the cash provided by financing activities in 1997 and 1996 was due to the exercise of options pursuant to the employee stock option plan.

       The Company expects to incur additional costs related to product development activities, increased marketing, general and administrative expenses and the continued expansion of its facilities. Although the Company believes that existing cash, anticipated contract and manufacturing revenues will be adequate for the foreseeable future, circumstances could arise which may result in a desire to raise additional capital. There can be no assurance that such capital will be available on acceptable terms, or at all.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

                  3. Unanticipated difficulties associated with the manufacturing process of Menorest and Vivelle(R) for its licensing partners as well as its DentiPatch(TM) product, that could result in delays in delivery and shortages of product.

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


                          NOVEN PHARMACEUTICALS, INC.
                                  (Registrant)





Date: NOVEMBER 12, 1997                  By:   /s/ STEVEN SABLOTSKY
      -----------------------------            --------------------
                                               Steven Sablotsky, Chairman of the
                                               Board and President



                                         By:   /s/ WILLIAM  A. PECORA
                                               ----------------------
                                               William  A.  Pecora
                                               Chief  Financial  Officer