Form 10-K
period 1997-12-31
NOVEN PHARMACEUTICALS INC
filed 1998-03-30
CIK 815838

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                           ---------------------------


                                    FORM 10-K


[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1997


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934


         For the transition period from _____________ to ____________


Commission file number                       0-17254
                      ---------------------------------------------------------


                           NOVEN PHARMACEUTICALS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                      59-2767632
 ------------------------------                 -------------------------------
(State or other jurisdiction of                         (IRS Employer
 incorporation or organization)                       Identification No.)


11960 S.W. 144th Street, Miami, Florida                     33186
---------------------------------------                   ----------
(Address of principal executive office)                   (Zip Code)


Registrant's telephone number, including area code:      (305)253-5099
                                                   ----------------------------

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

                           YES  [X]                            NO   [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (ss.229.405 of this Chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                           YES  [ ]                            NO  [X]

         The aggregate market value of the voting stock held by non-affiliates of the registrant on February 23, 1998 was $112,497,000, (See definition of affiliate in Rule 405, 17 CFR 230.405).

         As of February 23, 1998, 20,475,531 shares of common stock, $.0001 par value, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE



Incorporated documents
(to the extent indicated herein)                            Part of Form 10-K
--------------------------------                            -----------------

Portions of the Definitive Proxy                            Part III
Statement for the 1998 Annual
Meeting of Shareholders                                     Items 10-13

                           NOVEN PHARMACEUTICALS, INC.

                                    FORM 10-K

                                TABLE OF CONTENTS

                                                                                                       PAGE
PART I
         Item 1.  Business...............................................................................1
         Item 2.  Properties ...........................................................................16
         Item 3.  Legal Proceedings ....................................................................17
         Item 4.  Submission of Matters to a Vote of Security Holders ..................................17

PART II

         Item 5.  Market for Registrant's Common Equity and Related

                  Stockholder Matters...................................................................17
         Item 6.  Selected Financial Data ..............................................................19
         Item 7.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ..................................................20
         Item 8.  Financial Statements and Supplementary Data ..........................................24
         Item 9.  Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure ...............................................25

PART III          (omitted)

PART IV

         Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K......................25


Item 1.  BUSINESS

         Noven Pharmaceuticals, Inc. ("Noven" or the "Company") is a leader in developing and manufacturing transdermal and transoral drug delivery systems. These systems utilize an adhesive patch containing medication which, when adhered to the skin or the mucosa of the oral cavity, allows the delivery of drugs across the tissues and into the bloodstream over an extended period of time. Noven has developed and patented thin, solid state, multi-laminate transdermal and transoral drug delivery systems that have a small surface area and are adaptable to deliver numerous drug entities.

         The Company's first product, an estrogen patch for the treatment of menopausal symptoms, was launched in the U.S. in March, 1996 by Ciba-Geigy Corporation ("Ciba- Geigy") under the brand name Vivelle(R). (In December, 1996, Ciba-Geigy's parent corporation was merged with Sandoz S.A. to form Novartis S.A. (hereinafter "Novartis"). All references to Novartis herein shall include Ciba-Geigy Corporation.) Novartis also launched the same product in Canada in June, 1996. Rhone-Poulenc Rorer, Inc. ("RPR") has received regulatory approval to market this product for the treatment of menopausal symptoms in 38 countries and has launched the product under the brand name MENOREST in 19 countries including Germany, France and the United Kingdom. MENOREST has also been approved in 36 countries as a preventative treatment for osteoporosis and Novartis is conducting clinical trials in the U.S. for this indication.

         The Company's other major development in hormonal replacement therapy ("HRT"), a combination patch of estrogen and progestogen, completed Phase III clinical trials in the U.S. and Europe. In August, 1997 RPR submitted a New Drug Application ("NDA") with the Food and Drug Administration ("FDA") for this product and has made similar regulatory filings for this product in Europe. This product has significant advantages over the estrogen replacement system, inasmuch as the combination of the two hormones reduces the incidences of endometrial hyperplasia and in low dosage forms, taken over several months, may eliminate bleeding for menopausal women. It also eliminates the need to take two single entity drugs (i.e. two pills). RPR has worldwide marketing rights to this product. Finally, Noven has also developed a second generation estrogen replacement system which has all of the beneficial features of its present patch but is approximately one-third its size. Novartis has marketing rights to this product in the U.S. and Canada and RPR has marketing rights in Japan. Noven has retained marketing rights in all other territories.

         DentiPatch(R), the Company's novel transoral anesthetic delivery system, was approved for marketing by the FDA in May, 1996. A regional launch of this product by the Company commenced in the second half of 1996. The Company launched this product on a national basis in 1997. DentiPatch(R), which contains lidocaine, the most widely used injectable dental anesthetic, is indicated for the prevention of pain from oral injection and for soft tissue dental procedures.

         The Company is also developing a range of new products based on its transdermal and transoral technologies.

         The Company conducts its operations in Miami-Dade County, Florida. Commercial production was initiated in Noven's original facility in 1995. The Company's new manufacturing facility, located on approximately 15 acres, was approved by the FDA in April, 1996 and is also in commercial production. This new facility expands Noven's manufacturing capability from approximately 100 million patches to approximately 500 million patches per year. The further development of existing facilities at the new site will significantly increase Noven's manufacturing capacity to accommodate additional products under development.

STRATEGY

         Noven's strategy for continued growth is based on certain key elements: a leadership position with its broad range of HRT products; an extensive pipeline of transdermal and transoral drug delivery products under various stages of development in a number of the larger therapeutic classes; the successful commercialization of the unique DentiPatch(R) system; and finally, the possible acquisition of technologies and products which are compatible with its long term plans to become a fully integrated pharmaceutical company capable of developing, manufacturing and marketing alternative drug delivery systems.

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

         Noven's patented, proprietary transdermal drug delivery systems incorporate a thin, solid state, multi-laminate construction with a drug-bearing interpolymeric adhesive. This transdermal drug delivery system, or patch, has a finite area with a specific geometric shape. On one side the patch has a release liner that, when removed, exposes a pressure-sensitive adhesive. This adhesive functions as both the drug platform and as the means of affixing the system to the patient's skin. The outside of the patch is comprised of a specialized backing material that is specifically tailored to the drug being delivered and the length of time the system is intended to be worn. The patch can administer different amounts of drug needed by the patient, and its shape is designed so that it can be worn comfortably with excellent adhesion. The transdermal drug delivery system is packaged in a pouch designed to maintain the system's stability and protect against contamination.

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

TRANSORAL DRUG DELIVERY

         Transoral drug delivery systems utilize a bio-adhesive patch containing medication which, when moistened, adheres to the buccal mucosa. These systems then administer the drug across the mucosa and into the bloodstream. The buccal mucosa can be utilized as a drug delivery site due to its thin structure and highly vascular property which may allow larger drug molecules, including peptides, proteins and carbohydrates, to be delivered into the bloodstream in therapeutic quantities. Transoral drug delivery systems also have many of the advantages associated with transdermal drug delivery, including non-invasive administration and controlled delivery.

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

         Noven's first transoral delivery system is a patented, proprietary technology consisting of a thin, solid state multi-laminate construction with a drug-bearing bio-adhesive. The DentiPatch(R) system is 2 cm2 in area with a protective liner on one side that, when removed, exposes an adhesive that is then applied to the mucosa. The drug, which is contained in the adhesive, is absorbed through the buccal mucosa over time. The outside of the patch is comprised of a specialized backing material that is specifically tailored to the drug being delivered, which in the case of the DentiPatch(R), is lidocaine. The patch is contained in a pouch to maintain its stability and to protect against contamination.

         This basic system can be modified to deliver various drugs. The techniques used to modify the patch system might include those which improve the solubility and diffusability of drugs within the adhesive matrix and the release characteristics of the drug from the adhesive to the mucosa.

PRODUCTS

         The following table summarizes the status of products marketed, approved and under development by the Company and is qualified by reference to the more detailed descriptions elsewhere in this Annual Report.


                                                                                             MARKETING
PRODUCT                       INDICATION                       STATUS                        MILESTONES
-------                       ----------                       ------                        ----------
TRANSDERMAL/HRT

Estrogen/Vivelle(R) and       Menopausal                    -FDA  approved                -Novartis--
MENOREST                      Symptoms                                                    U.S. and Canada
                                                                                          -RPR-- all other
                                                                                          territories

                                                            -Approved in 38
                                                            foreign countries
                                                            -Commercial sales in
                                                            the United States,
                                                            Canada and 19 foreign
                                                            countries

                              Osteoporosis                  -Approved in 36               -Novartis--U.S. and
                                                            foreign countries             Canada
                                                                                          -RPR--all other
                                                                                          territories

Combination                   Menopausal                    -NDA filed in U.S.            -RPR -- Worldwide
Estrogen/Progestogen          Symptoms/                     -Regulatory filings in
                              Osteoporosis                  Europe

Second Generation             Menopausal                    -Clinical development         -Novartis--U.S. and
Estrogen                      Symptoms/                                                   Canada
                              Osteoporosis                                                -RPR--Japan

TRANSORAL

Lidocaine/                    Dental Pain Control           -FDA approved                 -Marketing
DentiPatch(R)                                                 -Filed in UK                  Commenced

Ketoprofen                    Dental pain                   -Pre-clinical                             --
                                                            development

(Undisclosed                  Osteoporosis                  -Pre-clinical                             --
molecules)                                                  development




OTHER TRANSDERMALS

(Undisclosed                  Central nervous system        -Phase I clinical trials                   --
Molecules)

Nitroglycerin                 Angina Pectoris               -FDA tentative                             --
                                                            approval

Clonidine                     Hypertension                  -Phase I clinical trials                   --

Scopolamine                   Motion sickness               -IND filed                                 --

Ketoprofen                    Pain relief                   -Phase I clinical trials                   --
                                                            completed

Testosterone/Estrogen         Menopause/libido              -Pre-clinical                              --



HORMONAL PRODUCTS
-----------------

MARKET OVERVIEW

         There are more than 40 million post-menopausal women in the U.S. and this group is expected to grow by 50% within the next decade. There are an additional 60 million post- menopausal women in Europe. The Company estimates that worldwide sales of all hormone replacement products, including those delivered transdermally, are approximately $2.5 billion to $3.0 billion annually. With the aging of the population worldwide, conditions and diseases such as menopause, osteoporosis and heart disease, which may benefit from hormone replacement therapy, will become significantly more prevalent.

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

         Heart disease is the number one killer of post-menopausal women in the U.S. There have been in excess of 30 studies that provide evidence that estrogen replacement therapy reduces cardiovascular disease by approximately 50% in post-menopausal women. Various reported studies have also shown that estrogen replacement therapy may significantly reduce the risk of colon cancer and have shown positive results in preventing or treating osteoarthritis, Alzheimer disease, strokes, and tooth loss in menopausal women, as well as post-pardum depression.

VIVELLE(R) AND MENOREST TRANSDERMAL ESTROGEN DELIVERY SYSTEM

         Noven's products are targeted to the expanding worldwide market for hormonal replacement therapy. Noven's transdermal estrogen delivery system, being sold by Novartis and RPR, is designed to offer a superior alternative to all dosage forms, including other transdermal systems, either currently in the market or under development.

         Marketing rights to the Company's transdermal estrogen delivery system have been licensed in the United States and Canada to Novartis and in all other territories to RPR. This product has been approved for marketing by the FDA, as well as by regulatory authorities in 38 foreign countries, for the treatment of menopausal symptoms. This product has also been approved in 36 foreign countries for the prevention of osteoporosis. RPR is selling Noven's transdermal estrogen delivery system under the trade name MENOREST in nineteen foreign countries, including France, Germany and the United Kingdom. In March and June, 1996, Ciba-Geigy launched the sale of this product under the brand name Vivelle(R), as an alternative to its older patch, Estraderm(R), in the United States and Canada, respectively.

         Vivelle(R) and MENOREST are available by prescription and utilize Noven's advanced transdermal matrix technology. These products deliver 17-beta estradiol, the primary estrogen produced by the ovaries, and are applied twice weekly. Vivelle(R) and MENOREST are the only transdermal estrogen systems currently in the market to offer up to four dosage strengths. This new treatment option allows physicians to maintain patients on the lowest possible dose of estrogen in a skin patch form. This product is also easy to wear due to its small size and is less irritating than other similar systems.

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

         Estrogen produces the benefits of menopausal symptom control, osteoporosis prevention and cardiovascular protection. For women who have an intact uterus (non-hysterectomized), estrogen replacement therapy has been associated with an increased risk of uterine cancer. To address this situation, a combination therapy of estrogen and progestogen is prescribed. Using both products together has been shown to reduce the risk of cancer and continue to produce the benefits of estrogen replacement therapy. Further, continuous use of both estrogen and low dose progestogen may be the way to eliminate the monthly menstrual cycle or irregular bleeding. Combination therapy would provide long-term HRT treatment opportunities to women experiencing natural menopause and could, therefore, significantly expand the total HRT market.

         This product has been licensed to RPR on a worldwide basis. An NDA was filed for this product in August, 1997 and European regulatory filings also commenced in 1997. This product is also in clinical development in Japan.

SECOND GENERATION ESTROGEN

         The Vivelle(R) and MENOREST products are state-of-the-art matrix patch delivery systems for estrogen. However, Noven continues to make technological breakthroughs and improvements in matrix patch technology which has resulted in a second generation transdermal estrogen replacement system. This second generation system, utilizing Dot Matrix(TM) technology, is only one-third the area of a Vivelle(R) or MENOREST system at any given dosage level, yet provides the same delivery of drug over a four day period. This new system is even more flexible and comfortable to wear than the first generation product, with a lower potential for skin irritation. In addition to these clear-cut benefits in patient satisfaction and compliance, this product could provide Noven with increased profitability through greater gross margins.

         Novartis has the right to market the product in the U.S. and Canada and RPR has marketing rights in Japan. Other markets are available for licensing and negotiations between Noven and potential marketing partners are ongoing.

TRANSORAL PRODUCTS
------------------

DENTIPATCH(R) - TRANSORAL LIDOCAINE DELIVERY SYSTEM

         Injections are rated as the most fear provoking stimulus in all of dentistry; even the sight of the needle is a fear provoking event. These phobias appear to be a major contributor to the avoidance of routine dental care. According to the ADA national survey in 1990, there are approximately 1.2 billion dental procedures performed each year in the U.S. The Company believes that approximately 450 million dental procedures performed each year involving either injections or soft tissues might benefit from the DentiPatch(R) system.

         DentiPatch(R) was approved for marketing by the FDA in May, 1996 and is the world's first approved oral transmucosal patch. The product is the first topical anesthetic clinically proven to prevent injection pain when large needles are inserted to the bone. It is indicated for the prevention of pain from oral injections and soft tissue dental procedures. The DentiPatch(R) system is applied to the oral mucosa by the dentist or hygienist and quickly releases lidocaine which passes into the soft tissues producing an anesthetic effect. Benefits of this system include: (i) site-specific delivery providing numbing only where needed; (ii) rapid onset in a few minutes with a duration that lasts for 40 minutes throughout most procedures; (iii) increased patient comfort resulting from minimizing fears and anxieties; (iv) enhanced practice building as patients become more receptive to treatment recommendations; (v) no cross-contamination as systems are individually and conveniently packaged; and
(vi) low risk of toxicity as drug levels in the bloodstream are only approximately one-twentieth that of an injection.

         Noven launched the product nationwide in September, 1997.

         Additional products using the DentiPatch technology are currently being developed to enhance Noven's dental business.

TRANSORAL DRUG DELIVERY PRODUCTS FOR OTHER INDICATIONS
------------------------------------------------------

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

         Noven is concentrating on new transoral delivery systems designed for dental anesthesia that offer increased efficacy and are easier for one dental professional to use in an expanded number of procedures.

OTHER TRANSDERMAL PRODUCTS
--------------------------

         Noven is in the process of combining its transdermal delivery system with a number of different drugs for various indications. Transdermal delivery systems have been and are being developed for nitroglycerin, scopolamine, clonidine and undisclosed molecules for the treatment of central nervous system disorders. Pre-clinical development is also ongoing involving testosterone and testoterone/estradiol. The Company intends to continue to develop and concentrate on the most attractive of these products. The ability of Noven to develop and commercialize these products depends, to a great extent, upon the financial resources it dedicates to them.

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

MARKETING

         Noven has licensed its transdermal estrogen delivery system worldwide to two major pharmaceutical companies, Novartis and RPR, who are selling the product in the U.S., Canada and other foreign countries. In addition, Noven has licensed its transdermal combination estrogen/progestogen delivery system worldwide to RPR and its second generation estrogen delivery system to Novartis in the U.S. and Canada and to RPR in Japan.. In May, 1996, RPR formed a global strategic alliance with Novo Nordisk A/S to offer a comprehensive range of hormone replacement therapies.

         Noven is also in the process of negotiating the terms of a joint venture with Novartis in connection with the marketing of products for women's health care, including Vivelle(R).

         The Company has developed and implemented its own marketing and sales plan with respect to the DentiPatch(R) system. This product became available nationally in the second half of 1996. Initially, Noven marketed this product regionally, and commenced a national roll-out in September, 1997. This national roll-out of DentiPatch(R) combined the efforts of a nationwide distribution network and a specific periodontal sales force. The marketing plan will focus primarily on dental schools and periodontist in highly populated progressive areas and will emphasize "pain control" and soft tissue procedures.

         In order to fulfil its marketing plans for DentiPatch(R) and other products, Noven has established an in-house sales and marketing department that includes an Executive Director of Marketing & Sales, a national and six district sales managers, a product manager, a professional programs team and marketing and sales support staff.

         As Noven develops new products it will evaluate whether to license products to a larger company with an established sales force or to utilize its own marketing and sales capabilities. The Company's evaluation will be conducted on an individual product basis and will include consideration of the characteristics of the particular market, the estimated costs associated with sales, marketing and distribution. These combined costs and the Company's financial position will be factored into the decision of whether to license or directly market the product.

MANUFACTURING

         Noven manufactures MENOREST for RPR and Vivelle(R) for Novartis pursuant to certain supply agreements. These supply agreements govern the specifications of the product, price, required quantities and other aspects of the manufacturing relationship. The Novartis agreement is for a term of three years terminating in March, 1999. The RPR agreement is for a term coextensive with the term of the last to expire foreign patent related to the MENOREST product, presently approximately eighteen years.

         Noven has the capacity of designing, developing, building and maintaining its production equipment, including fabrication of replacement parts where appropriate. Additionally, Noven's engineering expertise provides valuable support to its research and development groups by rapidly fabricating or modifying equipment essential in the product development program.

         Noven's original manufacturing facility in Miami-Dade County, which consists of approximately 11,400 square feet, is fully equipped and has a manufacturing capacity of approximately 100 million transdermal patches per year. This facility has been approved to commercially manufacture Vivelle(R) and MENOREST for Novartis and RPR, respectively and the DentiPatch(R) system and has also received a pre-approval inspection for the manufacture of Noven's transdermal nitroglycerin product.

         Noven's newer 15 acre site in Miami-Dade County includes two adjacent buildings, each with approximately 40,000 square feet. One of the buildings has been fully renovated and equipped. This site was inspected and approved by the FDA and the Medicines Control Agency of the United Kingdom and is currently producing MENOREST and Vivelle(R) for commercial sale by its licensing partners. The facility will have a capacity of approximately 400 million transdermal patches per year. It is anticipated that full development of this site, including possible new construction on the property, can accommodate Noven's space requirements for its foreseeable long term growth.

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

         Noven's transdermal delivery technology will face competition from other transdermal products. Other companies, including Alza Corporation, Cygnus Therapeutic Systems, Elan Corporation, plc, TheraTech, Inc., Ethical Holdings, plc, Cilag, a division of Johnson & Johnson, Schering-Plough and 3M Corp. are developing and marketing competing transdermal drug delivery products. In January 1995, 3M Pharmaceuticals/Drug Delivery Systems and Berlex Laboratories, Inc. announced the receipt of FDA approval to market an estradiol transdermal system in the United States in two dosage strengths. Berlex Laboratories, Inc., along with Forest Laboratories, Inc., have U.S. marketing rights for this product. Commercial distribution of this transdermal delivery product commenced in the second quarter of 1995. It is estimated that this product has captured approximately thirty two percent (32%) of the transdermal estrogen market in the U.S., with the balance substantially held by Estraderm(R), a Novartis product. In addition, TheraTech, Inc.

announced in December, 1996 that it had received FDA approval to market its transdermal estrogen system under the name Alora(R). Proctor and Gamble commenced marketing this product in the spring of 1997. Finally, Cygnus Therapeutic Systems received FDA approval in 1997 of FemPatch(R) which is being marketed by Parke Davis.

         Noven has attempted to minimize certain competitive risks by its technological innovativeness and by developing strategic alliances. For example, Noven has aligned itself with two worldwide marketing organizations, Novartis and RPR, for marketing its estrogen delivery system as Vivelle(R) in the U.S. and Canada and as MENOREST elsewhere. Noven also believes that its estrogen replacement system has certain competitive advantages due to the product's characteristics, such as its small size, reduced irritation and availability in several different dosages. Further, Noven believes that its technological expertise in developing, manufacturing and commercializing other transdermal hormonal systems, such as its combination estrogen/progestogen delivery system and the second generation estrogen delivery system, will enable it to successfully compete in the global marketplace.

         Noven's transoral lidocaine delivery system, DentiPatch(R), faces competition from all other forms of topical anesthetics, such as gels, rinses and swabs. Septodont and Astra are the largest suppliers of these forms of anesthetics and it is unclear at this time how these competitors will respond to the introduction of the DentiPatch(R) system in the market. Noven's competitive position will also be substantially affected by the product's degree of acceptance in the dental community, and the time required to obtain such acceptance.

PATENTS AND PROPRIETARY RIGHTS

         Noven has obtained 14 U.S. patents relating to its transdermal and transoral delivery systems and manufacturing processes and has over 100 pending patent applications worldwide.

         As a result of the changes in the United States patent law under the General Agreement on Tariffs and Trade and the accompanying Agreement on Trade-Related Aspects of Intellectual Property Law, which took effect in their entirety on January 1, 1996, the terms of some existing Noven patents have been extended beyond the term of seventeen years from the date of grant. Noven patents filed after June 7, 1995 will have a term of twenty years computed from the effective filing date.

         The Company is unaware of the existence of any challenges to the validity of its patents or of any third party claim of patent infringement with respect to any of its products that could have a material adverse affect on Noven's business or prospects.

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

UNITED STATES
-------------

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

         An ANDA may be submitted for products that have the same active ingredient(s), indication, route of administration, dosage form and dosage strength as an existing FDA-approved product, if clinical studies have demonstrated bio-equivalence of the new product to the FDA-approved product. Under FDA ANDA regulations, companies that seek to introduce a generic product must also certify that the product does not infringe on the approved product's patent. In such circumstances, legal action may ensue to determine the relative rights of the parties and the application of the patent. This patent certification process may involve Noven's transdermal nitroglycerin product, due to the FDA's full approval of another transdermal nitroglycerin product in April, 1995. Accordingly, it is possible that Noven's ability to obtain FDA approval for the marketing of its transdermal nitroglycerin product could involve litigation over the applicability of another patent to Noven's product. This type of litigation is already ongoing with respect to two other parties' efforts to commercialize a transdermal nitroglycerin delivery system. The Company is assessing various alternatives in anticipation of these developments.

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

         The Prescription Drug User Fee Act of 1992 (the "Fee Act") authorized the FDA to collect three types of fees from prescription drug manufacturers: (1) one-time application fees imposed upon submission to the FDA for approval, (2) establishment fees, and (3) product fees which are imposed annually. Payment of application fees are required for each human drug application including an NDA, certain ANDAs, certain initial certification/approval of certain antibiotic drugs, and licensure under the Public Health Service Act of certain biological products. The Fee Act also mandates a fee on supplements (containing clinical data) to human drug applications. The amount of the fee is dependent on whether the application is accompanied by clinical data on safety and efficacy (other than bioavailability or bioequivalence studies). Through September 30, 1997 the application fee for human drug applications was $205,000, while applications without clinical data and supplements with clinical data were one-half of that fee. Payment of establishment fees are required for prescription drug establishments at which at least one prescription drug product is manufactured. Through September 30, 1997 the establishment fee was $115,700. Payment of product fees are required for each strength and dosage form of an approved prescription drug product at $13,200 through September 30, 1997. The corresponding fees for the period from October 1, 1997 through December 31, 1997 were $256,846, $141,966 and $18,591.
The Fee Act provides for fee exceptions, waivers and reductions, including payment deferrals under certain circumstances, primarily for the benefit of small businesses. While Noven will endeavor to request such fee exceptions, waivers and reductions where it believes it can demonstrate eligibility, there is no assurance that the FDA will grant any such request.

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

FOREIGN
-------

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

EMPLOYMENT

         The Company employs approximately one hundred and forty-six people; approximately fifty are engaged in manufacturing and process development, twenty-two in research and development, thirty-four in medical affairs, regulatory affairs, quality assurance and quality control and forty in marketing and administration. Most of the Company's scientific and engineering employees have had prior experience with pharmaceutical or medical product companies. No employee is represented by a union and Noven has never experienced a work stoppage. The Company believes its employee relations are excellent.

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

Item 2.  PROPERTIES.

         The Company owns a 20,000+/- square foot building which is used for laboratory, engineering, office and administrative purposes on one and one-half acres. The Company also owns 9.5 acres of vacant land that could accommodate 160,000+/- square feet of new buildings for a variety of manufacturing, warehousing and developmental purposes. RPR owns, on a contiguous site, two existing buildings of approximately 80,000+/- square feet on four acres. One of the buildings is being used by Noven for manufacturing purposes. The other building is presently utilized for engineering, offices and warehousing. In 1998 this building will also be utilized for manufacturing. The RPR facility is leased to the Company for a term of 31.5 years on favorable terms. The lease grants Noven a purchase option. RPR may terminate the lease prior to the expiration of its term upon termination or expiration of the license agreement entered into in June 1992. These facilities, it is believed, will provide sufficient space for the Company's projected growth in the foreseeable future.

         The Company leases real property at 13300 Southwest 128th Street, Miami, Florida, under standard leases that expire on December 31, 1998. The aggregate annual rental under these leases is approximately $94,000 per year, subject to certain adjustments. Substantially all of the approximately 11,400 square feet under lease at this location is used for manufacturing and packaging.

         The Company believes that its existing properties are well maintained and in good operating condition and that there is no excessive obsolescence.

Item 3.  LEGAL PROCEEDINGS.

         The Company is not a party to any material legal proceedings, and to the knowledge of the Company, none are threatened.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Company did not submit any matters to a vote of stockholders during the fourth quarter of the fiscal year ended December 31, 1997.

                                     PART II

Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         (a) Market Information

         The following table sets forth, for the periods indicated, the high and low sale prices for the Common Stock as reported on the Nasdaq National Market.

                                          HIGH PRICE                 LOW PRICE
                                          ----------                 ---------
First Quarter, 1996                       16 1/2                     10 7/8
Second Quarter, 1996                      18 3/4                     10 1/2
Third Quarter, 1996                       16 3/8                     11 1/4
Fourth Quarter, 1996                      16 1/4                      8 3/4

First Quarter, 1997                       16 1/8                      7 7/8
Second Quarter, 1997                       9 1/8                      5 3/4
Third Quarter, 1997                       11 1/8                      7
Fourth Quarter, 1997                       8 3/4                      6



         (b) Holders.

         As of December 31, 1997, the number of stockholders of record was 653 and the approximate number of beneficial owners was 5,308.

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

Item 6.  SELECTED FINANCIAL DATA.


                             SELECTED FINANCIAL DATA

         The selected financial data presented below are derived from the financial statements of the Company. The financial statements for the years ended December 31, 1995, 1996 and 1997 and the reports thereon, are included elsewhere in this Form 10-K. The selected financial data as of December 31, 1993 and 1994 are derived from financial statements previously filed with the Commission and not included in this Form 10-K. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Financial Statements.

                                                    YEAR ENDED DECEMBER 31,
                             --------------------------------------------------------------------
                               1993           1994           1995           1996           1997
                             --------       --------       --------       --------       --------
                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF
  OPERATIONS DATA:

Revenues:

  Product Sales              $     --       $    295       $  8,747       $ 19,652       $ 12,395
  License revenue               3,125          4,155          1,703            815          1,872
  Interest income                 624          1,214          1,682          1,177            893
  Other income                    345            381             52             --             31
                             --------       --------       --------       --------       --------
         Total                  4,094          6,045         12,184         21,644         15,191

Expenses:

  Cost of products
    sold                           --            148          4,814         10,020          5,180
  Research and
    development                 5,161          8,036         10,509          8,730         10,333
  Marketing, general and
    administrative              2,244          2,805          3,442          4,878          9,235
                             --------       --------       --------       --------       --------
         Total                  7,405         10,989         18,765         23,628         24,748

Net loss                     $ (3,311)      $ (4,944)      $ (6,581)      $ (1,984)      $ (9,557)
                             ========       ========       ========       ========       ========

Net loss per share           $   (.21)      $   (.28)      $   (.34)      $   (.10)      $   (.47)
                             ========       ========       ========       ========       ========

Weighted average
  shares of common
  stock and common
  stock equivalents            15,925         17,440         19,237         19,800         20,159



                                                          YEAR ENDED DECEMBER 31,
                                  --------------------------------------------------------------------
                                    1993           1994           1995           1996           1997
                                  --------       --------       --------       --------       --------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
BALANCE SHEET DATA:
Working capital                   $ 14,822       $ 35,047       $ 27,560       $ 24,859       $ 18,683
Total assets                        29,860         54,365         48,646         44,229         38,224
Long-term obligations                   --             --             --             --             --
Accumulated deficit                (10,539)       (15,483)       (22,063)       (24,047)       (33,604)
Total stockholders'
  equity                            20,693         44,546         38,030         36,077         29,881


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

         From inception (1987) through 1994, the Company primarily engaged in the research and development of transdermal drug delivery systems. During this period, the Company's revenues were principally generated by license fees, milestone payments pursuant to various license agreements and interest earned on funds raised through the sale of its common stock. In 1995, due to the receipt of regulatory approvals for its transdermal estrogen delivery system, a significant portion of the Company' revenues were derived from the sale of this product to the Company's two licensing partners. In 1996, revenues from the sale of these products increased substantially as the Company's licensing partners purchased product to supply their distribution channels and build their own inventory positions.

         Although in-market sales on Noven's estrogen delivery systems continue to increase on a global basis, Noven experienced lower product sales during 1997 as compared to 1996 as the inventory levels of its licensee partners and the distribution channels diminished without resupply. Noven anticipates increased product sales in 1998; however losses are expected for 1998 due to the fact that product sales still will not be sufficient to offset operating costs, which will include significant research and development expenditures.

         Noven expects that revenues from product sales to its licensing partners will fluctuate from quarter to quarter and year to year depending upon various factors not in Noven's control, including, but not limited to, the inventory requirements of each licensing partner at different times throughout the year, possible special selling efforts undertaken by each licensing partner at different times during the year, and, in the case of RPR the introduction of MENOREST and the estrogen/progestogen combination delivery system into new territories.

         Noven also expects to generate revenues in 1998 from licensing agreements with respect to products under development, although such revenues will fluctuate depending upon such factors as the number of new agreements finalized, timely achievements of milestones and strategic decisions affecting self-funding of products.

         Finally, during calendar year 1996, the Company commenced the marketing of its DentiPatch(R) system on a regional basis. The product was launched nationally in the second quarter of 1997, with the first national advertising program commencing at the beginning of the fourth quarter of 1997. Revenues from this product are anticipated to increase during 1998.

INFORMATION SYSTEMS AND THE YEAR 2000

         The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. As the year 2000 approaches, such systems may be unable to accurately process certain date-based information.

         As is the case with most other companies using computers in their operations, the Company is in the process of addressing the Year 2000 problem. The Company is currently engaged in a comprehensive review of all of its computer systems and obtaining assurances from key third parties that they are Year 2000 compliant.

         The Company anticipates completing the Year 2000 project by the end of 1998. The total cost to the Company of these Year 2000 Compliance activities is in the process of being determined.


RESULTS OF OPERATIONS

1997 COMPARED TO 1996
---------------------

         Total revenues decreased approximately 30% from approximately $21,644,000 in 1996 to approximately $15,191,000 in 1997. The decrease in revenue was a result of the decrease in product sales of the Company's transdermal estrogen delivery system to its two licensing partners.

         License revenues increased approximately 130% from approximately $815,000 in 1996 to approximately $1,872,000 in 1997 as a result of milestone payments received in connection with the submission by RPR of a New Drug Application for the combination patch of estrogen and progestogen in the United States and similar filings in Europe. Interest income decreased approximately 24% from approximately $1,178,000 in 1996 to approximately $893,000 in 1997 due to lower average investment balances.

         Cost of product sold decreased approximately 48% from approximately $10,021,000 in 1996 to approximately $5,180,000 in 1997. The gross margin percentage was approximately 58% in 1997 and approximately 49% in 1996. The gross margins vary depending on the amount of product sold to each licensing partner and manufacturing efficiencies, including those relating to production volumes and in 1997 were favorably impacted by the sale of the DentiPatch(R) product.

         Research and development expenses increased approximately 18% from approximately $8,730,000 in 1996 to approximately $10,333,000 in 1997. The increase in research and development expenses was attributable to new product development, and manufacturing process development activity. New product development included work related to transoral delivery systems in the areas of dental therapeutics and larger molecular entities and transdermal delivery systems for hormone deficiency, nonsteroidal anti-inflammatory agents, central nervous system and cardiovascular drugs. Marketing, general and administrative expenses increased approximately 89% from approximately $4,878,000 in 1996 to approximately $9,235,000 in 1997. The increase in marketing, general and administrative expenses was primarily due to initial marketing expense to support the launch of the DentiPatch(R) system and increases in staffing and associated office expenses.

1996 COMPARED TO 1995
---------------------

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

         Research and development expenses decreased approximately 17% from approximately $10,509,000 in 1995 to approximately $8,730,000 in 1996. The decrease in research and development expenses was attributable to less process development activity and a reduced amount of costs associated with the validation of manufacturing equipment and facilities. In 1996 research and development expenses for new product development continued at the same rate as in 1995. New product development included work related to the transoral dental anesthetic system (DentiPatch(R)), an estrogen/progestogen combination delivery system, a second generation estrogen delivery system, a transdermal system delivering a nonsteroidal anti-inflammatory drug, an albuterol delivery system and a nicotine delivery system. Marketing, general and administrative expenses increased approximately 42% from approximately $3,442,000 in 1995 to approximately $4,878,000 in 1996. The increase in marketing, general and administrative expenses was primarily due to initial marketing expense to support the launch of the DentiPatch(R) system and increases in staffing and associated office expenses.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has historically financed its operations through public offerings of common stock, including the exercise of warrants issued in connection with the first such offering, private placements of its equity securities, license and contract revenues, and interest income. However, since the launch of its first commercial product in 1995, the Company's operations have been principally financed increasingly by revenues from the sale of its transdermal estrogen delivery system to its licensing partners. The Company has neither utilized debt nor has it engaged in significant commercial lease transactions to finance its operations. As of December 31, 1997 and 1996, the Company had approximately $17,148,000 and $19,149,000 respectively, in cash and securities held to maturity.

         Net cash used in operating activities for the year ended December 31, 1997 was approximately $4,241,000 compared to approximately $3,353,000 for the year ended December 31, 1996. Cash used in 1997 funded the net operating loss along with decreases in accounts payable and accrued liabilities partially offset by decreases in accounts receivables and inventories and an increase in customer advances. Cash used in 1996 was primarily due to decreases in accounts payable, along with the net operating loss and increases in accounts receivable, partially offset by a decrease in inventories.

         During the year ended December 31, 1997, the Company's investing activities provided approximately $6,691,000, compared to approximately $7,352,000 used in the prior year. Net cash provided during 1997 by investing activities was primarily from the sale of securities held to maturity offset by investments in property and equipment, and patents. Net cash used during 1996 in investing activities was primarily for the purchase of securities held to maturity and additionally for commercial manufacturing equipment, improvements at the new manufacturing site and investments in patents. As of December 31, 1997 the Company had no significant commitments for capital expenditures.

         During the year ended December 31, 1997, the Company's financing activities provided approximately $3,361,000 , compared to approximately $31,000 provided in the prior year. In 1997, net cash provided by financing activities was primarily from RPR's purchase of 500,000 shares of common stock for $4,000,000, offset by the Company's purchase of 97,100 shares of Treasury Stock for $663,235. The balance of the cash provided by financing activities in 1997 and 1996 was due to the exercise of options pursuant to the employee stock option plan.

         The Company expects to incur additional operating losses in 1998. Noven is presently negotiating the terms of a joint venture with Novartis in connection with women's health care products, including Vivelle(R). In the event this joint venture is consummated, Noven will be required to make a substantial capital contribution. These factors will adversely affect Noven's short-term liquidity. Under these circumstances therefore, it is highly likely that Noven will need to raise additional funds. Further, in the event the joint venture is not consummated, additional funds may still be required in the future for Noven's operations and in particular, product development.


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

         2. Uncertainties regarding (i) the market share for Noven's transdermal hormonal products which can be captured by Noven's licensing partners, and (ii) the market for the DentiPatch(R) product and Noven's ability to successfully establish and effectuate a marketing program.

         3. Competition from other entities engaged in transdermal and/or transoral research, development, manufacturing and marketing, as well as other entities engaged in alternative drug delivery technologies.

         4. Difficulties associated with (i) identifying appropriate licensing partners capable of meeting the financial requirements of research and development and/or marketing new products, and (ii) consummating satisfactory licensing agreements.

         5. The time required to obtain regulatory approval of products and its associated expenses.

         6. Unanticipated difficulties associated with the manufacturing process of MENOREST and Vivelle(R) for its licensing partners as well as its DentiPatch(R) product, that could result in delays in delivery and shortages of product.

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


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                 PAGE
                                                                                                 ----

REPORT OF INDEPENDENT AUDITORS'
         Deloitte & Touche LLP                                                                   F-1

FINANCIAL STATEMENTS

Balance Sheets as of December 31, 1997 and 1996                                                  F-2

Statements of Operations for the years ended
         December 31, 1997, 1996 and 1995                                                        F-3

Statements of Stockholders' Equity for the years
         ended December 31, 1997, 1996 and 1995                                                  F-4

Statements of Cash Flows for the years ended
         December 31, 1997, 1996 and 1995                                                        F-5

Notes to Financial Statements                                                                    F-6



Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                 Not applicable


                                    PART III
                                    --------

         Omitted pursuant to General Instruction G(3) to Form 10-K

                                     PART IV
                                     -------

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

10.2 --Agreement between the Registrant and Rorer Group, Inc. (now known as Rhone- Poulenc Rorer, Inc.) dated April 27, 1989 (with certain provisions omitted pursuant to Rule 24b-2), as amended on June 22, 1990 (with certain provisions omitted pursuant to Rule 24b-2), incorporated by reference to Exhibit 10-2 of Form 10-K filed with the Securities and Exchange Commission on March 31, 1996.

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

10.13 --License Agreement and Supply Agreement between the Registrant and Rhone- Poulenc Rorer Pharmaceuticals Inc. dated June 26, 1992 (with certain provisions omitted pursuant to Rule 24b-2), incorporated by reference to Exhibit 10.13 of Form 10-K for the year ended December 31, 1992, filed with the Securities and Exchange Commission on March 31, 1993.

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

10.28 --Amendment dated May 6, 1996 to the June 9, 1994 Amendment to the License Agreement and the Supply Agreement, each dated April 27, 1989 by and between the Company and Rhone-Poulenc Rorer, Inc. (with certain portions omitted pursuant to Rule 24b- 2), incorporated by reference to
         Exhibit 10.28 of Form 10-Q(A) for the quarter ended June 30, 1996, filed with the Securities and Exchange Commission on December 3, 1996.

10.29    --Amendment to Certificate of Incorporation

10.30 --1997 Stock Option Plan incorporated by reference to the 1997 Proxy Statement filed with the Securities and Exchange Commission on April 29, 1997.

10.31 --Employment Agreement between Robert C. Strauss and the Registrant dated December 12, 1997.

27       Financial Data Schedule (for SEC use only)

         (b) Reports on Form 8-K-None.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date: March 27, 1998                      NOVEN PHARMACEUTICALS, INC.


                                          By: /s/ Steven Sablotsky
                                             ---------------------------------
                                             STEVEN SABLOTSKY, Chairman
                                             of the Board

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



SIGNATURE                                   TITLE                                       DATE
---------                                   -----                                       ----
By: /s/ Steven Sablotsky                    Chairman of the Board                       March 27, 1998
   ---------------------------------
      Steven Sablotsky

By: /s/ Robert C. Strauss                   Principal Executive                         March 27, 1998
   ---------------------------------        Officer and Director
      Robert C. Strauss
      (President)

By: /s/ William A. Pecora                   Principal Financial                         March 27, 1998
   ---------------------------------        and Accounting Officer
      William A. Pecora
      (Chief Financial  Officer)

By: /s/ Mitchell Goldberg                   Director                                    March 27, 1998
   ---------------------------------
      Mitchell Goldberg
      (Executive Vice President)

By: /s/ Sheldon H. Becher                   Director                                    March 27, 1998
   ---------------------------------
      Sheldon H. Becher



                                       30


By: /s/ Sidney Braginsky                    Director                                    March 27, 1998
   ---------------------------------
      Sidney Braginsky

By: /s/ Lawrence J. DuBow                   Director                                    March 27, 1998
   ---------------------------------
       Lawrence J. DuBow

By: /s/ Fred G. Weiss                       Director                                    March 27, 1998
   ---------------------------------
      Fred G. Weiss



INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of Noven Pharmaceuticals, Inc.:

We have audited the accompanying balance sheets of Noven Pharmaceuticals, Inc. ("Noven") as of December 31, 1997 and 1996, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of Noven's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Noven Pharmaceuticals, Inc. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

Deloitte & Touche LLP
Miami, Florida
February 13, 1998

NOVEN PHARMACEUTICALS, INC.

BALANCE SHEETS
DECEMBER 31, 1997 AND 1996
--------------------------------------------------------------------------------

ASSETS                                                       1997             1996
                                                             ----             ----
CURRENT ASSETS:
    Cash and cash equivalents                            $ 11,267,555    $  5,456,826
    Securities held to maturity                             5,880,430      13,692,010
    Accounts receivable                                     1,224,492       3,366,489
    Inventories                                             2,500,660       4,151,020
    Prepaid and other current assets                          282,472         248,357
                                                         ------------    ------------

              Total current assets                         21,155,609      26,914,702
                                                         ------------    ------------

PROPERTY AND EQUIPMENT:
    Property and equipment, at cost                        18,990,113      18,574,875
    Less:  accumulated depreciation and amortization        3,746,846       2,873,401
                                                         ------------    ------------

              Total net property and equipment             15,243,267      15,701,474
                                                         ------------    ------------

OTHER ASSETS:
    Patent development costs, net                           1,761,122       1,547,434
    Deposits and other assets                                  64,053          65,128
                                                         ------------    ------------

              Total other assets                            1,825,175       1,612,562
                                                         ------------    ------------

TOTAL                                                    $ 38,224,051    $ 44,228,738
                                                         ============    ============


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                     $  2,163,177    $  1,525,192
    Accrued liabilities                                       309,798         530,588
                                                         ------------    ------------

              Total current liabilities                     2,472,975       2,055,780
                                                         ------------    ------------

DEFERRED LICENSE REVENUE                                    5,870,019       6,096,015
                                                         ------------    ------------
COMMITMENTS AND CONTINGENCIES  (Note 4)

STOCKHOLDERS' EQUITY:
    Preferred stock - authorized 100,000 shares of
       $.01 par value; no shares issued or outstanding
    Common stock - authorized 40,000,000 shares
       of $.0001 par value; issued and
       outstanding 20,475,531 in 1997 and
       19,831,538 shares in 1996                                2,048           1,983
    Additional paid-in capital                             64,146,061      60,122,275
    Accumulated deficit                                   (33,603,817)    (24,047,315)
    Treasury stock, 97,100 shares in 1997, at cost           (663,235)             --
                                                         ------------    ------------

              Total stockholders' equity                   29,881,057      36,076,943
                                                         ------------    ------------

TOTAL                                                    $ 38,224,051    $ 44,228,738
                                                         ============    ============

See accompanying notes to financial statements.

NOVEN PHARMACEUTICALS, INC.

STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
--------------------------------------------------------------------------------

                                                 1997           1996             1995
                                                 ----           ----             ----
REVENUES:
    Product sales                           $ 12,394,610    $ 19,651,872    $  8,747,965
    License revenue                            1,871,996         814,996       1,702,780
    Interest income                              893,091       1,177,535       1,681,688
    Other income                                  31,325              --          51,908
                                            ------------    ------------    ------------

              Total revenues                  15,191,022      21,644,403      12,184,341
                                            ------------    ------------    ------------

EXPENSES:
    Cost of  products sold                     5,179,598      10,020,614       4,814,349
    Research and development                  10,333,152       8,729,709      10,508,763
    Marketing, general and administrative      9,234,774       4,878,033       3,441,837
                                            ------------    ------------    ------------

              Total expenses                  24,747,524      23,628,356      18,764,949
                                            ------------    ------------    ------------


NET LOSS                                    $ (9,556,502)   $ (1,983,953)   $ (6,580,608)
                                            ============    ============    ============

BASIC AND DILUTED LOSS PER SHARE            $      (0.47)   $      (0.10)   $      (0.34)
                                            ============    ============    ============

WEIGHTED AVERAGE SHARES
    OF COMMON STOCK AND
    COMMON STOCK EQUIVALENTS                  20,158,946      19,800,115      19,236,807
                                            ============    ============    ============


    See accompanying notes to financial statements.

NOVEN PHARMACEUTICALS, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
--------------------------------------------------------------------------------

                                               COMMON SHARES           ADDITIONAL
                                            --------------------         PAID-IN       ACCUMULATED       TREASURY
                                            STOCK         AMOUNT         CAPITAL         DEFICIT           STOCK          TOTAL
                                            -----         ------         -------         -------           -----          -----

BALANCE, DECEMBER 31, 1994               18,839,068    $      1,884    $ 60,026,833    $(15,482,754)     $             $ 44,545,963
                                       ------------    ------------    ------------    ------------    ------------    ------------

Issuance of 726, 347 shares of
   stock pursuant to stock
   option plan, net                         726,347              72          64,929                                          65,001

Issuance of 108,729 shares of stock
   for acquisition of property
   and equipment                            108,729              11             (11)

Net loss                                                                                 (6,580,608)                     (6,580,608)
                                       ------------    ------------    ------------    ------------    ------------    ------------

BALANCE, DECEMBER 31, 1995               19,674,144           1,967      60,091,751     (22,063,362)                     38,030,356
                                       ------------    ------------    ------------    ------------    ------------    ------------

Issuance of 157,394 shares of
   stock pursuant to stock
   option plan, net                         157,394              16          30,524                                          30,540

Net loss                                                                                 (1,983,953)                     (1,983,953)
                                       ------------    ------------    ------------    ------------    ------------    ------------

BALANCE, DECEMBER 31, 1996               19,831,538           1,983      60,122,275     (24,047,315)                     36,076,943
                                       ------------    ------------    ------------    ------------    ------------    ------------

Issuance of 140,793 shares of
   stock pursuant to stock
   option plan, net                         140,793              14           3,837                                           3,851

Issuance of 3,200 shares of stock
    pursuant to a license agreement           3,200               1          19,999                                          20,000

Issuance of 500,000 shares of
   stock pursuant to partial
   exercise of warrant                      500,000              50       3,999,950                                       4,000,000

Purchase of 97,100 shares of
   treasury stock, at cost                                                                                 (663,235)       (663,235)

Net loss                                                                                 (9,556,502)                     (9,556,502)
                                       ------------    ------------    ------------    ------------    ------------    ------------

BALANCE, DECEMBER 31, 1997               20,475,531    $      2,048    $ 64,146,061    $(33,603,817)   $   (663,235)   $ 29,881,057
                                       ============    ============    ============    ============    ============    ============



See accompanying notes to financial statements.

NOVEN PHARMACEUTICALS, INC.

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
--------------------------------------------------------------------------------

                                                                            1997            1996          1995
                                                                            ----            ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                           $  (9,556,502)  $  (1,983,953) $   (6,580,608)
       Adjustments to reconcile net loss to net cash
          used in operating activities:
       Depreciation and amortization                                       1,008,466         899,263       1,327,254
       Amortization of patent costs                                          358,093         120,480         120,480
       Decrease (increase) in inventories                                  1,650,360         918,926      (3,805,393)
       (Increase) decrease in prepaid and other
          current assets                                                     (34,115)          9,863         566,939
       Decrease (increase) in accounts receivable                          2,141,997        (853,928)     (1,800,106)
       Increasee (decrease) in accounts payable                              637,985      (2,286,862)        602,859
       (Decrease) increase in accrued liabilities                           (220,790)         49,457         419,669
       Decrease in deferred license revenue                                 (225,996)       (225,996)       (225,996)
                                                                        -------------    ------------  --------------
             Cash flows used in operating activities                      (4,240,502)     (3,352,750)     (9,374,902)
                                                                        -------------     ----------   -------------


CASH FLOWS FROM INVESTING ACTIVITIES:
    Maturity (purchase) of securities                                      7,811,580      (5,835,613)     15,563,673
    Purchase of fixed assets, net                                           (550,260)     (1,067,940)     (1,837,528)
    Payments for patent development costs                                   (571,780)       (449,284)       (359,909)
    Refund of deposits and other assets                                        1,075             610           4,656
                                                                        ------------    ------------   -------------
             Cash flows provided by (used in) investing activities         6,690,615      (7,352,227)     13,370,892
                                                                        ------------    ------------   -------------


CASH FLOWS FROM FINANCING ACTIVITIES:
    Sale of common stock                                                   4,023,851          30,540          65,001
    Treasury stock purchased                                                (663,235)             --               -
                                                                       --------------   ------------    ------------
             Cash flows provided by financing activities                   3,360,616          30,540          65,001
                                                                       -------------    ------------    ------------

NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                                       5,810,729     (10,674,437)      4,060,991

CASH AND CASH EQUIVALENTS,
    BEGINNING OF YEAR                                                      5,456,826      16,131,263      12,070,272
                                                                       -------------    ------------    ------------
CASH AND CASH EQUIVALENTS,
    END OF YEAR                                                        $  11,267,555    $  5,456,826    $ 16,131,263
                                                                       =============    ============    ============


See accompanying notes to financial statements.

NOVEN PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
--------------------------------------------------------------------------------

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Noven Pharmaceuticals, Inc. ("Noven" or the "Company") was incorporated in Delaware in January 1987 and is an industry leader in the development and commercialization of advanced drug delivery systems. The following is a summary of significant accounting policies of Noven:

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

     INVENTORIES - Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value. The following are the major classes of inventories as of December 31:

                                         1997                 1996
                                         ----                 ----

              Finished goods             $  857,219          $1,399,858
              Work in process               335,650             491,014
              Raw materials               1,307,791           2,260,148
                                    ----------------     ---------------

              Total                      $2,500,660          $4,151,020
                                    ================     ===============

     Inventories at December 31, 1997 and 1996 related primarily to the Company's transdermal and transoral delivery systems. To date, Noven has not experienced and does not anticipate any difficulty acquiring materials necessary to manufacture its transdermal and transoral delivery systems.

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

     INCOME TAXES - Noven accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". SFAS 109 provides that income taxes are accounted for using an asset and liability method which requires the recognition of deferred tax assets and liabilities for expected future tax consequences of temporary differences between tax bases and financial reporting bases of assets and liabilities. As there is no assurance that the Company will generate sufficient earnings to utilize its available tax assets for carryforwards, a valuation allowance has been established to offset the existing net deferred tax asset. At December 31, 1997 and 1996, Noven had net operating loss carryforwards of approximately $35,000,000 and $26,000,000. Additionally, at December 31, 1997 and 1996, Noven had research and development credit carryforwards of approximately $3,600,000 and $2,600,000 respectively. Carryforwards expire through 2011.

     REVENUE RECOGNITION - Revenue from product sales is recognized at the time of shipment. Royalty revenue is recognized when earned and is included in product sales. License revenue is recognized into income when earned under the terms of the agreements. Substantially all of Noven's product sales were to its principal licensees (see Note 3).

     COSTS OF PRODUCT SOLD - Direct and indirect costs associated with manufacturing the transdermal and transoral delivery systems are included in costs of products sold.

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

     LOSS PER SHARE - The Company adopted SFAS No. 128, EARNINGS PER SHARE, for fiscal year 1997. Under SFAS No. 128, basic loss per share excludes dilution and is computed based on the average number of common shares outstanding and diluted loss per share is computed based on the average number of common and common equivalent shares outstanding. Under the treasury stock method, common equivalent shares are not included in the per share calculations where the effect of their inclusion would be antidilutive. SFAS No. 128 required the restatement of all prior-period earnings per share data. For purposes of the financial statements herein net loss per share represents basic and diluted loss per share.

     NEW ACCOUNTING STANDARDS - In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", ("SFAS No. 131"). SFAS No. 131, establishes standards for the way that public companies report selected information about operating segments in annual financial statements and requires that those companies report selected information about segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for the periods beginning after December 15, 1997. The Company has not determined the effects, if any, SFAS No. 131 will have on the disclosures in its financial statements.

2.   PROPERTY AND EQUIPMENT

     Property and equipment consist of the following at December 31, 1997 and 1996:

                                                                           1997               1996
                                                                           ----               ----
        Land                                                         $     2,540,035    $    2,540,035
        Building                                                           2,365,190         2,267,859
        Leased property and leasehold improvements                         8,118,046         8,053,841
        Manufacturing and testing equipment                                5,368,329         5,172,775
        Furniture                                                            598,513           540,365
                                                                     ---------------   ---------------

                                                                          18,990,113        18,574,875
        Less accumulated depreciation and amortization                     3,746,846         2,873,401
                                                                     ---------------   ---------------

                                                                     $    15,243,267   $    15,701,474
                                                                     ===============   ===============


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

3.   LICENSE AGREEMENTS

     The Company has license agreements with two licensees Rhone Poulenc Rorer ("RPR") and Novartis Pharmaceuticals Corporation ("Novartis"). Noven's license agreement with Novartis grants Novartis the right to market Noven's transdermal estrogen delivery system in the United States and Canada. The agreement provides for receipt of royalty payments based on the sales by Novartis. In addition, warrants to purchase 1,091,151 shares of common stock were granted under this agreement. The exercise prices of these warrants range from $2.5875 to $15.34. The term of the warrants range from five to seven years. In addition, during a 30-day period subsequent to any public or private sale of common stock by Noven, Novartis has the right to purchase shares of common stock at the same price and in an amount sufficient to maintain the same ownership percentage (inclusive of shares subject to warrants held by the licensee) in outstanding common stock held prior to any such sales. As of December 31, 1997, none of these warrants have been exercised.

     Noven has entered into two license agreements with RPR. These agreements grant RPR the right to market Noven's transdermal estrogen delivery system worldwide except for the United States and Canada and Noven's transdermal combination estrogen/progestogen delivery system worldwide. The agreements will provide Noven certain milestone payments. In addition, Noven granted a warrant to RPR for the right to purchase up to 1,000,000 shares of Noven common stock at a price of $8 per share for a period of five years. On July 1, 1997, 500,000 shares were purchased for $4,000,000 pursuant to this warrant, and the warrant for the remaining 500,000 shares was extended for a period of eighteen months. Further, RPR funded the construction of a manufacturing facility for the production of transdermal drug delivery systems. The facility is leased by Noven at a substantially below market rate. Noven retains the right to purchase the facility at any time in the future at RPR's book value. Noven has recorded both the facility and deferred revenue at amounts equal to the funds advanced by RPR which are depreciated/amortized to depreciation expense and license revenue over the life of the underlying lease (see Note 2).

4.   COMMITMENTS AND CONTINGENCIES

     Noven has employment agreements that provide for base salaries subject to cost of living increases each year and other increases and bonuses as determined by the Compensation Committee. These agreements provide for annual commitments of approximately $1,130,000 in the aggregate and with terms up to 2002.

5.   STOCK OPTIONS

     Noven established a stock option plan (the "Plan") effective January 1, 1997 that provides for the granting of up to 4,000,000 incentive and non-qualified stock options to selected individuals or entities. The terms and conditions of these options (including price, exercise date and number of shares) are determined by the Stock Option Committee, which administers the Plan. The per share exercise price of (i) non-qualified stock options granted to directors and all other persons, can not be less than the fair market value of the common stock on the date of grant and (ii) incentive stock options granted to employees and employees owning in excess of 10% of the issued and outstanding common stock, can not be less than the fair market value and 110% of the fair market value, respectively, of the common stock on the date of grant.

     Each option issued under the Plan is exercisable after the period(s) specified in the option agreement, but no option can be exercised after 10 years from the date of grant (or five years from the date of grant in the case of a grantee holding more than 10% of the issued and outstanding common stock). Generally the options vest over a period of five years, beginning one year after date of grant.

     The predecessor stock option plan, which had 3,750,000 options authorized to be granted, had provisions similar to those of the Plan. This plan terminated on December 31, 1996, and no additional options may be granted under this plan. At the end of December 31, 1997, there were approximately 983,000 stock options outstanding under this plan.

     The Company applies Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations in accounting for its option plan. Accordingly, no compensation expense has been recognized. Had compensation cost for the Company's plan been determined based upon the fair value at the grant date consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK BASED COMPENSATION, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                   1997                   1996                  1995
                                                   ----                   ----                  ----
         Net Loss:
             As Reported                         $ (9,556,502)          $ (1,983,953)          $(6,580,608)
             Pro forma                             (9,863,653)            (2,698,116)           (6,961,488)

         Loss per Share:
             As Reported                               $(0.47)                $(0.10)               $(0.34)
             Pro forma                                  (0.49)                 (0.14)                (0.36)




     The fair value of the options granted during 1997, 1996 and 1995, is estimated as $2.91, $6.44 and $4.24, respectively, on the date of the grant using the Black Scholes option-pricing model with the assumptions listed below. The discount rate reflects the reduction in value due to transfer restrictions on the stock.

                                            1997          1996           1995
                                            ----          ----           ----

         Volatility                        65.3%          65.9%          62.4%
         Risk free interest rate           5.83%          6.21%          6.09%
         Expected life (years)                7              7              7
         Discount rate                     33.3%          33.3%          33.3%



     Stock option transactions related to the plans are summarized as follows:

                                        1997                              1996                              1995
                            -----------------------------     -----------------------------     ------------------------------
                                             Weighted                           Weighted                          Weighted
                                              Average                           Average                           Average
                                             Exercise                           Exercise                          Exercise
Options                        Shares          Price              Shares         Price             Shares          Price
-------                     -----------------------------     --------------- -------------     -------------- ---------------
Outstanding at
    beginning of year         1,565,005          $  8.95        1,509,363        $   6.79         2,042,149        $    4.23
Granted                         611,523          $  6.62          362,675        $  14.38           628,700        $    9.08
Exercised                      (155,649)         $  2.64         (189,158)       $   2.17          (961,636)       $    2.13
Canceled                       (426,896)         $  2.45         (117,875)       $   8.86          (199,850)       $   10.31
                            -----------                         ---------                         ---------

Outstanding at
    year end                  1,593,983          $  8.27        1,565,005        $   8.95         1,509,363        $    6.79
                            ===========                         =========                         =========

Shares of common
   stock reserved             4,983,483                         1,565,005                         1,746,432

Options exercisable
    at year end                 350,317                           489,048                           663,031



     The following tables summarize information concerning outstanding and exercisable options at December 31, 1997, 1996 and 1995:

                                                     YEAR ENDED DECEMBER 31, 1997
                     ----------------------------------------------------------------------------------------------------------
                                          Options Outstanding                                    Options Exercisable
                     --------------------------------------------------------------     ---------------------------------------
                         Number         Weighted Average                                    Number
Range of               Outstanding          Remaining          Weighted Average           Exercisable      Weighted Average
Exercise Price         at Year End      Contractual Life        Exercise Price            at Year End       Exercise Price
                     --------------------------------------------------------------     ---------------------------------------
$0 - $4                  280,835              4.38                  $   2.31                 86,376            $   2.98
$4 - $8                  604,500              6.50                  $   6.53                 68,750            $   6.70
$8 - $12                 352,773              3.18                  $   9.73                106,998            $  10.09
$12 - $18                355,875              5.11                  $  14.49                 88,193            $  14.69
                       ---------                                                            -------
                       1,593,983              5.08                  $   8.27                350,317            $   8.83
                       =========                                                            =======






                                                     YEAR ENDED DECEMBER 31, 1996
                     ----------------------------------------------------------------------------------------------------------
                                          Options Outstanding                                    Options Exercisable
                     --------------------------------------------------------------     ---------------------------------------
                          Number        Weighted Average                                    Number
Range of               Outstanding          Remaining          Weighted Average           Exercisable      Weighted Average
Exercise Price         at Year End      Contractual Life        Exercise Price            at Year End       Exercise Price
                     --------------------------------------------------------------     ---------------------------------------
$0 - $4                      413,834           2.17                 $   2.37                    179,384        $   2.44
$4 - $8                       97,500           5.42                 $   7.63                      6,750        $   7.57
$8 - $12                     614,546           4.07                 $   9.62                    232,140        $   9.59
$12 - $18                    439,125           6.03                 $  14.49                     70,774        $  14.78
                           ---------                                                            -------
                           1,565,005           4.20                 $   8.95                    489,048        $   7.69
                           =========                                                            =======



                                                     YEAR ENDED DECEMBER 31, 1995
                     ----------------------------------------------------------------------------------------------------------
                                          Options Outstanding                                    Options Exercisable
                     --------------------------------------------------------------     ---------------------------------------
                          Number        Weighted Average                                    Number
Range of               Outstanding          Remaining          Weighted Average           Exercisable      Weighted Average
Exercise Price         at Year End      Contractual Life        Exercise Price            at Year End       Exercise Price
                     --------------------------------------------------------------     ---------------- ----------------------
$0 - $4                      602,667           2.21                 $   2.30                    355,169         $    2.31
$4 - $8                      167,500           6.30                 $   7.68                         --                --
$8 - $12                     650,596           5.12                 $   9.61                    255,231         $    9.78
$12 - $18                     88,600           3.03                 $  14.83                     52,631         $   14.78
                           ---------                                                           --------
                           1,509,363           3.97                 $   6.79                    663,031         $    6.17
                           =========                                                           ========



6.   401(k) PLAN

     On January 1, 1997, the Company adopted a 401(k) profit sharing plan (the "401(k) Plan") covering substantially all employees who have completed three months of service and have reached the age of twenty-one. This plan allows eligible participants to defer from one to fifteen percent of their current compensation and have these amounts contributed to the 401(k) Plan on their behalf.

     The Company determines, on a year to year basis, the amount, if any, that it will provide as a matching contribution. For the year ended December 31, 1997, no matching contributions were made by the Company.