Form 10-Q
period 1998-03-31
NOVEN PHARMACEUTICALS INC
filed 1998-05-15
CIK 815838

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934


For the quarterly period ended  MARCH  31, 1998
                                ---------------

                                       or


 [ ] Transition Report Pursuant to Section 13 of the Securities Exchange Act of
     1934


           For the transition period from ____________ to_____________


                         Commission file number 0-17254


                           NOVEN PHARMACEUTICALS, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


         STATE OF DELAWARE                                  59-2767632
  ------------------------------                      ----------------------
  (State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                      Identification Number)


  11960 S.W. 144TH STREET, MIAMI, FL                           33186
---------------------------------------               ----------------------
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
                                             -----     -----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

        CLASS                                  OUTSTANDING AT APRIL 30, 1998
        -----                                  -----------------------------
Common stock $.0001 par value                            20,475,531

                          NOVEN PHARMACEUTICALS, INC.

                               INDEX TO FORM 10-Q

                                                                                                PAGE NO.
                                                                                                --------
PART I - FINANCIAL INFORMATION

   Item 1 - Financial Statements

             Statements of Operations and Accumulated Deficit
                        for the three months ended March 31, 1998 and 1997                          3

             Balance Sheets as of  March 31, 1998 and
                        December 31, 1997                                                           4

             Statements of Cash Flows for the three months ended
                        March 31, 1998 and 1997                                                     5

             Notes to Financial Statements                                                      6 - 7


   Item 2 -  Management's Discussion and Analysis of  Financial
                    Condition and Results of Operations                                        8 - 11



PART II  - OTHER INFORMATION

   Item 5 -  Other Information                                                                11 - 12

   Item 6 -  Exhibits and Reports on Form 8-K                                                      12


SIGNATURES                                                                                         13



                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           NOVEN PHARMACEUTICALS, INC.

                STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT


                                                               THREE MONTHS ENDED
                                                        -------------------------------
                                                          MARCH 31,          MARCH 31,
                                                           1998                1997
                                                        ------------       ------------
REVENUES:
         Product sales                                  $  2,488,572       $  1,346,521
         License revenue                                      58,999             81,499
         Interest income                                     190,151            221,934
         Other income                                             --             31,325
                                                        ------------       ------------

                 Total revenues                            2,737,722          1,681,279
                                                        ------------       ------------
EXPENSES:
        Cost of products sold                              1,032,768            593,256
        Research and development                           2,000,497          1,948,898
        Marketing, general and administrative              2,980,857          1,898,734
                                                        ------------       ------------

                 Total expenses                            6,014,122          4,440,888
                                                        ------------       ------------

NET LOSS FOR THE PERIOD                                   (3,276,400)        (2,759,609)

ACCUMULATED DEFICIT BEGINNING OF PERIOD                  (33,603,817)       (24,047,315)
                                                        ------------       ------------

ACCUMULATED DEFICIT END OF PERIOD                       $(36,880,217)      $(26,806,924)
                                                        ============       ============

NET LOSS PER SHARE                                      $      (0.16)      $      (0.14)
                                                        ============       ============

WEIGHTED AVERAGE SHARES OF COMMON STOCK
     AND COMMON STOCK EQUIVALENTS                         20,475,531         19,883,435
                                                        ============       ============



The accompanying notes are an integral part of this statement.

                           NOVEN PHARMACEUTICALS, INC.

                                 BALANCE SHEETS

                                                                                            MARCH 31,        DECEMBER 31,
                                                                                              1998              1997
                                                                                         ------------       ------------
                                     ASSETS

CURRENT ASSETS:
      Cash and cash equivalents                                                          $ 12,544,680       $ 11,267,555
      Securities held to maturity                                                             979,198          5,880,430
      Accounts receivable                                                                     989,637          1,224,492
      Inventories                                                                           3,205,558          2,500,660
      Prepaid and other current assets                                                        437,764            282,472
                                                                                         ------------       ------------

            Total current assets                                                           18,156,837         21,155,609
                                                                                         ------------       ------------

PROPERTY AND EQUIPMENT, at cost,
       net of accumulated depreciation and amortization of
       $3,993,570 at March 31, 1998 and $3,746,846 at
       December 31, 1997                                                                   15,199,440         15,243,267
                                                                                         ------------       ------------

OTHER ASSETS:
      Patent development costs, net                                                         1,781,921          1,761,122
      Deposits and other assets                                                                58,220             64,053
                                                                                         ------------       ------------

            Total other assets                                                              1,840,141          1,825,175
                                                                                         ------------       ------------

TOTAL                                                                                    $ 35,196,418       $ 38,224,051
                                                                                         ============       ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
       Accounts payable and accrued liabilities                                          $  2,778,241       $  2,472,975
                                                                                         ------------       ------------

DEFERRED LICENSE REVENUE                                                                    5,813,520          5,870,019
                                                                                         ------------       ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
      Preferred stock - authorized 100,000 shares of $.01 par value;
          no shares issued or outstanding
      Common stock - authorized 40,000,000 shares, par value $.0001 per share;
          issued and outstanding 20,475,531 shares at March 31, 1998 and at
          December 31, 1997                                                                     2,048              2,048
Additional paid-in capital                                                                 64,146,061         64,146,061
Accumulated deficit                                                                       (36,880,217)       (33,603,817)
Treasury stock, 97,100 shares at cost                                                        (663,235)          (663,235)
                                                                                         ------------       ------------

Total stockholders' equity                                                                 26,604,657         29,881,057
                                                                                         ------------       ------------

TOTAL                                                                                    $ 35,196,418       $ 38,224,051
                                                                                         ============       ============



The accompanying notes are an integral part of this statement.

                           NOVEN PHARMACEUTICALS, INC.

                            STATEMENTS OF CASH FLOWS

                                                                                        THREE MONTHS ENDED
                                                                                 -------------------------------
                                                                                    MARCH 31,         MARCH 31,
                                                                                     1998               1997
                                                                                 ------------       ------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                     $ (3,276,400)      $ (2,759,609)
      Adjustments to reconcile net loss to net cash
        used in operating activities:
           Depreciation and amortization                                              298,600            272,659
           Decrease in accounts  receivable                                           234,855             55,672
           Increase in inventories                                                   (704,898)          (389,749)
           Increase in prepaid and other current  assets                             (155,292)           (25,209)
           Increase (decrease) in accounts payable and  accrued
                liabilities                                                           305,266           (589,933)
           Decrease in deferred license revenue                                       (56,499)           (56,499)
                                                                                 ------------       ------------

                  Cash flows used in operating  activities                         (3,354,368)        (3,492,668)
                                                                                 ------------       ------------


CASH FLOWS FROM INVESTING ACTIVITIES:
          Maturity of securities, net                                               4,901,232         11,725,007
          Purchase of fixed assets, net                                              (202,897)          (163,862)
          (Payments) reimbursements for patent development costs, net                 (72,675)           106,131
          Refund of deposits                                                            5,833              1,059
                                                                                 ------------       ------------
                 Cash flows provided by  investing
                       activities                                                   4,631,493         11,668,335
                                                                                 ------------       ------------


CASH FLOWS FROM FINANCING ACTIVITIES:
          Sale of common stock                                                             --              3,850
                                                                                 ------------       ------------
NET INCREASE  IN CASH AND CASH
         EQUIVALENTS                                                                1,277,125          8,179,517

CASH AND CASH EQUIVALENTS - BEGINNING OF
         PERIOD                                                                    11,267,555          5,456,826
                                                                                 ------------       ------------


CASH AND CASH EQUIVALENTS - END OF PERIOD                                        $ 12,544,680       $ 13,636,343
                                                                                 ============       ============




The accompanying notes are an integral part of this statement.

                          NOTES TO FINANCIAL STATEMENTS

1.     BASIS OF PRESENTATION

       The financial statements of Noven Pharmaceuticals, Inc. (the "Company"), included herein, do not include all footnote disclosures normally included in annual financial statements and, therefore, should be read in conjunction with the Company's financial statements and notes thereto for each of the three years in the period ended December 31, 1997 included in the Company's annual report on Form 10-K.

       The interim financial statements for the three months ended March 31, 1998 are unaudited and, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary for fair presentation of the balance sheets, statements of operations and cash flows of the Company. The statement of operations for the three months ended March 31, 1998 is not necessarily indicative of the results to be expected for the year ending December 31, 1998.

2.     SUMMARY OF ACCOUNTING POLICIES

       The following is a summary of the significant accounting policies consistently applied in the preparation of the Company's financial statements:

       INVENTORIES - Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value. Inventories at March 31, 1998 are related primarily to the Company's transdermal and transoral delivery systems. To date the Company has not experienced and does not anticipate in the future, any difficulty acquiring materials necessary to manufacture its transdermal and transoral systems. The following are the major classes of inventory:

                                          March 31,      December 31,
                                            1998            1997
                                         ----------      ----------

               Finished goods            $1,780,225      $  857,219
               Work in process              310,631         335,650
               Raw materials              1,114,702       1,307,791
                                         ----------      ----------

               Total                     $3,205,558      $2,500,660
                                         ==========      ==========


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

       NEW ACCOUNTING STANDARDS - In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", ("SFAS No. 131"). SFAS No. 131, establishes standards for the way that public companies report selected information about operating segments in annual financial statements and requires that those companies report selected information about segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for the periods beginning after December 15, 1997. The Company does not believe that SFAS No. 131 will have an impact on its disclosures to the financial statements.

       RECLASSIFICATION - Certain amounts in the 1997 financial statements have been reclassified to conform with the 1998 presentation.


3.     SUBSEQUENT EVENTS

       On May 1, 1998, the Company entered into a joint venture with Novartis Pharmaceuticals Corporation one of its licensing partners, for the commercialization of women's healthcare products, including Vivelle(R). Noven contributed $7.5 million dollars in return for a 49% equity interest in Vivelle Ventures LLC, the joint venture.

       On May 7, 1998, Novartis exercised a common stock warrant and purchased 966,184 shares of Noven Common Stock for a total consideration of approximately $2,500,000.

       ITEM 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       GENERAL

       From inception (1987) through 1994, the Company primarily engaged in the research and development of transdermal drug delivery systems. During this period, the Company's revenues were principally generated by license fees, milestone payments pursuant to various license agreements and interest earned on funds raised through the sale of its common stock. In 1995, due to the receipt of regulatory approvals for its transdermal estrogen delivery system, a significant portion of the Company's revenues were derived from the sale of this product to the Company's two licensing partners, Novartis Pharmaceuticals Corporation ("Novartis") and Rhone-Poulenc Rorer ("RPR"). In 1996, revenues from the sale of these products increased substantially as the Company's licensing partners purchased product to supply their distribution channels and build their own inventory positions.

       Although in-market sales on Noven's estrogen delivery systems continue to increase on a global basis, Noven experienced lower product sales during 1997 as compared to 1996 as the inventory levels of its licensee partners and distribution channels diminished without resupply. Noven anticipates increased product sales in 1998; however, losses are expected for 1998 due to the fact that product sales still will not be sufficient to offset operating costs, which will include significant research and development expenditures.

       During calendar year 1996, the Company commenced the marketing of its DentiPatch(R) system on a regional basis. The product was launched nationally in the second quarter of 1997, with the first national advertising program commencing at the beginning of the fourth quarter of 1997. Revenues from this product are anticipated to increase during 1998.

       As detailed in Item 5 herein, Noven has entered into a joint venture with Novartis for the commercialization of women's healthcare products, and in particular, Vivelle(R). The structure of the joint venture gives Noven the opportunity to develop and implement a comprehensive marketing plan. The financial results of this joint venture will have a material impact on Noven's sales and earnings.

       RESULTS OF OPERATIONS

       Total revenues increased approximately $1,056,000 or 63% for the three month period ended March 31, 1998 from the same period in the prior year. This increase in revenues was primarily the result of the increase in product sales of the Company's estrogen delivery system, its DentiPatch(R) system and the initial shipments of its combination estrogen/progestogen delivery system to its licensing partner. Royalties from the estrogen delivery system are included in product sales. Interest income decreased approximately $32,000 or 14% for the three month period ended March 31, 1998 from the same period in the prior year primarily due to lower balances in securities.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

       Cost of product sold increased approximately $440,000 or 74% for the three month period ended March 31, 1998 from the same period in the prior year. The gross margin percentage was 58% for the three month period of 1998 as compared to 56% for the same period of the prior year. The gross margins vary depending on the amount of product sold to each licensing partner and manufacturing efficiencies including those relating to production volumes and in the first quarter of 1998 were favorably impacted by the sale of the DentiPatch(R) product.

       Research and development increased approximately $52,000 or 3% for the three month period ended March 31, 1998 from the same period in the prior year. New product development included work related to transdermal delivery systems for hormone replacement, central nervous system, cardiovascular drugs, nonsteriodal anti-inflammatory agents and transoral delivery systems for dental therapeutics. Marketing, general and administrative expenses increased approximately $1,082,000 or 57% for the three month period ended March 31, 1998 from the same period in the prior year. The increase in marketing, general and administrative expenses is primarily due to marketing and sales expenses to support the launch of the DentiPatch(R) system, increases in staffing and associated office expenses.

       LIQUIDITY AND CAPITAL RESOURCES

       The Company has historically financed its operations through public offerings of common stock, including the exercise of warrants issued in connection with the first such offerings, private placements of its equity securities, license and contract revenues, and interest income. However, since the launch of its first commercial product in 1995, the Company's operations have been principally financed increasingly by revenues from the sale of its transdermal and transoral delivery systems. The Company has neither utilized debt nor has it engaged in significant commercial lease transactions to finance its operations.

       Net cash used in operating activities for the three months ended March 31, 1998, was approximately $3,354,000. This funded the net loss of approximately $3,276,000; increases in inventories of approximately $705,000 and in prepaid and other current assets of approximately $155,000, partially offset increases in accounts payable and other accrued liabilities of approximately $305,000 and decreases in accounts receivable of approximately $235,000. For the same period in 1997, net cash used was approximately $3,493,000 to fund the net operating loss of approximately $2,760,000 along with decreases in accounts payable and other accrued liabilities and increases in inventories.

       During the three months ended March 31, 1998, the Company's investing activities provided approximately $4,630,000 compared to approximately $11,668,000 in the same period of the prior year. In 1998, net cash provided resulted primarily from the maturity of securities partially offset by capital expenditures for commercial manufacturing equipment and investment in patents. In 1997, net cash provided resulted from the maturity of securities and reimbursement of patent costs partially offset by capital expenditures for commercial manufacturing equipment and improvements at the new manufacturing site. As of March 31, 1998 the Company had commitments for capital expenditures of approximately $61,000.

       Net cash provided by financing activities of approximately $4,000 for the three months ended March 31, 1997 resulted from the exercise of options in the employee stock option plan.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

       The Company expects to incur additional operating losses in 1998. In addition, on May 1, 1998, the Company entered into a joint venture with Novartis Pharmaceuticals Corporation ("Novartis") one of its licensing partners, for the commercialization of women's healthcare products, including Vivelle(R). Noven contributed $7.5 million dollars in return for a 49% equity interest in Vivelle Ventures LLC ("Ventures") the joint venture. Due to these factors, the Company will be required to raise additional funds to support its operations during 1998 and into 1999. The Company is presently exploring various alternatives, including the sale of equity securities. It is also likely that Noven will seek to raise capital for the longer term to support continued research and product development. The time and extent of these future capital raising activities will depend, to a great degree, upon the Company's performance, including the performance of the joint venture, as well as general market conditions.

       FORWARD  LOOKING  STATEMENTS

       From time to time, Noven may publish forward looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, usage and development activities and some other matters. The words "may", "will", "expect", "anticipate", "continue", "estimate", "project", "intend" and similar expressions are intended to identify such forward looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward looking statements. In order to comply with the terms of the safe harbor, Noven notes that a variety of factors could cause its actual results and experience to differ materially from anticipated results and other expectations expressed by Noven's forward looking statements. The risks and uncertainties that may effect the operations, performance, development and results of Noven's business, include the following:

              1. The ability of Ventures to market and sell Vivelle(R) and to operate profitably.

              2. Dependence upon RPR, its licensing partner, with respect to (i) the marketing of MENOREST, and the commercialization of Estalis(TM) (combination estrogen/progestogen transdermal delivery system), and (ii) obtaining regulatory approval of certain other transdermal hormonal products.

              3. Uncertainties regarding (i) the market share for Noven's transdermal hormonal products which can be captured by RPR and Ventures, and (ii) the market for the DentiPatch(R) product and Noven's ability to successfully establish and effectuate a marketing program.

              4. Uncertainties affecting Noven's ability to secure additional capital including general market conditions.

              5. Competition from other entities engaged in transdermal and/or transoral research, development, manufacturing and marketing, as well as other entities engaged in alternative drug delivery technologies.

              6. Difficulties associated with (i) identifying appropriate licensing partners capable of meeting the financial requirements of research and development and/or marketing new products, and (ii) consummating satisfactory licensing agreements.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

              7. The time required to obtain regulatory approval of products and its associated expenses.

              8. Unanticipated difficulties associated with the manufacturing process of MENOREST and Vivelle(R) for its licensing partners as well as the DentiPatch(R) product, that could result in delays in delivery and shortage of product.

              9. The possible exposure to product liability suits in excess of insurance policy limits or excluded from insurance coverage.

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


                           PART II - OTHER INFORMATION

        ITEM 5.  OTHER INFORMATION

        The Company and Novartis entered into a joint venture effective May 1, 1998, through the formation of Vivelle Venture LLC, a Delaware limited liability company ("Ventures"). Ventures' purpose is to market and sell women's healthcare products, including Vivelle(R).. The Company contributed $7.5 million in return for a 49% equity interest; Novartis contributed its rights to Vivelle(R) in the United States under existing license and supply agreements with Noven and also licensed the right to use the Vivelle(R), trademark, for a 51% equity interest. Pursuant to agreements Noven will perform marketing and sales and promotional activities and Novartis will perform distribution (including certain marketing services to the managed care sector), administrative and technical services for Ventures. Noven will continue to manufacture Vivelle(R) for Ventures and will continue to receive royalty payments on sales of Vivelle(R).

        Ventures will be managed by a committee consisting of five members, three of which are appointed by Novartis and two by the Company; the Company's President, Robert C. Strauss, will serve as President of Ventures. The Operating Agreement provides for a super majority vote of the management committee in connection with various acts, including the approval of the budget, amendments to any of the operative agreements, admission of new members, the acquisition or sale of assets in excess of $500,000 and the creation of debt in excess of $1 million dollars.

        Ventures will distribute income quarterly to Novartis and the Company according to an established formula. This formula provides for an annual preferred return of $6.1 million to Novartis and then an allocation of income between Novartis and the Company depending upon various product sales levels attained. Noven's allocable share of income increases as product sales increase.

                           PART II - OTHER INFORMATION
                                  (CONTINUED )

       The Operating Agreement also has a buy/sell provision that is effective May 1, 2000 which allows each party to compel either the purchase of the other party's interest in Ventures, or the sale of its own interest in Ventures. In addition, Ventures can be dissolved for, among other reasons, (i) the expiration of the later of ten years or the Restated License Agreement between Noven and Novartis dated as of November 15, 1991; (ii) at the second and third anniversary of the joint venture in the event sales do not meet the lesser of $20 million or 90% of the annual budgeted sales; or in the event Novartis is not paid its annual preferred return of $6.1 million (which Noven has the right to cure). Dissolution can also result from a change in control of Noven within the first two years of the joint venture, or at any time thereafter if the acquirer is a top ten pharmaceutical company (as measured by annual dollar sales), or if during the first two years of the joint venture, Mr. Strauss is terminated by Noven "without cause" or leaves due to "good cause", all as defined in his Employment Agreement dated as of December 12, 1997. Upon dissolution, Novartis would reacquire the rights to Vivelle(R), and all other assets would be liquidated and distributed to the parties in accordance with their equity interests.

       The Operating Agreement provides for dispute resolutions through direct negotiation between the chief executive officers of Novartis and the Company, mediation and ultimately arbitration.

       On May 7, 1998, Novartis exercised a common stock warrant and purchased 966,184 shares of Noven Common Stock for a total consideration of approximately $2,500,000. Noven is required to file with the Securities and Exchange Commission a registration statement on Form S-3 with respect to these shares within 30 days of such exercise.

       ITEM 6.             EXHIBITS AND REPORTS ON FORM 8-K

       10.32 Formation Agreement by and between Novartis Pharmaceuticals Corporation and the Company dated as of May 1, 1998.

       10.33 Operating Agreement of Vivelle Ventures LLC (a Delaware limited liability company) dated as of May 1, 1998.

       10.34 Marketing and Promotional Agreement by and between the Company and Vivelle Ventures LLC dated as of May 1, 1998.

       10.35 Sublicense Agreement by and among Novartis Pharmaceuticals Corporation, the Company and Vivelle Ventures LLC dated as of May 1, 1998.

       10.36 Limited Assignment Agreement by and among Novartis Pharmaceuticals Corporation, the, Company and Vivelle Ventures LLC dated as of May 1, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          NOVEN PHARMACEUTICALS, INC .
                                  (Registrant )



Date:     May 14, 1998              By: /s/ Robert C. Strauss
      -------------------               ---------------------------------------
                                        Robert C. Strauss
                                        President and Chief Executive Officer



                                    By: /s/ William A. Pecora
                                        ---------------------------------------
                                        William A. Pecora
                                        Vice President of Finance and
                                        Chief Financial Officer