Form 10-Q
period 1998-06-30
NOVEN PHARMACEUTICALS INC
filed 1998-08-13
CIK 815838

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


  X           Quarterly Report Under Section 13 or 15 (d) of the Securities
-------       Exchange Act of 1934

For the quarterly period ended   June 30, 1998
                                 -------------

                                      or

_______ Transition Report Pursuant to Section 13 of the Securities Exchange Act of 1934

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
                                             ---   -----
         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

          Class                                 Outstanding at July 23, 1998
          -----                                 ----------------------------
Common stock $.0001 par value                              21,472,423

                           NOVEN PHARMACEUTICALS, INC.

                               INDEX TO FORM 10-Q



PART I - FINANCIAL INFORMATION                                                              Page No.
------   ---------------------                                                              --------


   Item 1 - Financial Statements

              Statements of Operations and Accumulated Deficit
                        for the three months ended June 30, 1998 and 1997                     3


              Statements of Operations and Accumulated Deficit
                        for the six months ended June 30, 1998 and 1997                       4


              Balance Sheets as of June 30, 1998 and
                        December 31, 1997                                                     5


              Statements of Cash Flows for the six months ended
                        June 30, 1998 and 1997                                                6


              Notes to Financial Statements                                                 7 - 9


   Item 2 -   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                                     9 - 12


PART II  - OTHER INFORMATION


   Item 4 -  Submission of Matters to a Vote of Security Holders                           12 - 13

   Item 6 -  Exhibits and Reports on Form 8-K                                                   13


SIGNATURES                                                                                      14

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements


                          NOVEN PHARMACEUTICALS, INC.

                STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT


                                                                                        THREE MONTHS ENDED
                                                                     -------------------------------------------------------
                                                                             JUNE 30,                      JUNE 30,
                                                                               1998                          1997
                                                                     -------------------------      ------------------------
                                                                           (Unaudited)                    (Unaudited)
REVENUES:
         Product sales                                                     $     6,338,375             $       3,918,709
         License revenue                                                            56,499                        56,499
         Interest income                                                            85,839                       188,501
                                                                     -------------------------      ------------------------

                 Total revenues                                                  6,480,713                     4,163,709
                                                                     -------------------------      ------------------------

EXPENSES:
        Cost of products sold                                                    3,194,713                     1,581,560
        Research and development                                                 1,981,511                     2,200,145
        Marketing, general and administrative                                    2,861,945                     2,411,138
                                                                     -------------------------      ------------------------

                 Total expenses                                                  8,038,169                     6,192,843
                                                                     -------------------------      ------------------------

NET LOSS FOR THE PERIOD                                                         (1,557,456)                   (2,029,134)


ACCUMULATED DEFICIT BEGINNING OF PERIOD                                        (36,880,217)                  (26,806,924)
                                                                     -------------------------      ------------------------


ACCUMULATED DEFICIT END OF PERIOD                                       $      (38,437,673)             $    (28,836,058)
                                                                     =========================      ========================


BASIC AND DILUTED LOSS PER SHARE                                        $            (0.08)             $          (0.10)
                                                                     =========================      ========================


WEIGHTED AVERAGE SHARES OF COMMON STOCK
     AND COMMON STOCK EQUIVALENTS                                               20,605,185                    19,958,166
                                                                     =========================      ========================

The accompanying notes are an integral part of this statement.

                          NOVEN PHARMACEUTICALS, INC.

                STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT


                                                                                     SIX MONTHS ENDED
                                                                 -------------------------------------------------------
                                                                         JUNE 30,                      JUNE 30,
                                                                           1998                          1997
                                                                 -------------------------      ------------------------
                                                                       (Unaudited)                    (Unaudited)
REVENUES:
         Product sales                                             $         8,826,947              $      5,265,230
         License revenue                                                       115,498                       137,998
         Interest income                                                       275,990                       410,435
         Other income                                                               --                        31,325
                                                                 -------------------------      ------------------------

                 Total revenues                                              9,218,435                     5,844,988
                                                                 -------------------------      ------------------------

EXPENSES:
        Cost of products sold                                                4,227,481                     2,174,816
        Research and development                                             3,982,008                     4,149,043
        Marketing, general and administrative                                5,842,802                     4,309,872
                                                                 -------------------------      ------------------------

                Total expenses                                              14,052,291                    10,633,731
                                                                 -------------------------      ------------------------

NET LOSS FOR THE PERIOD                                                     (4,833,856)                   (4,788,743)


ACCUMULATED DEFICIT BEGINNING OF PERIOD                                    (33,603,817)                  (24,047,315)
                                                                 -------------------------      ------------------------


ACCUMULATED DEFICIT END OF PERIOD                                   $      (38,437,673)            $     (28,836,058)
                                                                 =========================      ========================


BASIC AND DILUTED LOSS PER SHARE                                    $            (0.24)            $           (0.24)
                                                                 =========================      ========================


WEIGHTED AVERAGE SHARES OF COMMON STOCK
     AND COMMON STOCK EQUIVALENTS                                           20,540,716                    19,921,007
                                                                 =========================      ========================

The accompanying notes are an integral part of this statement.

                           NOVEN PHARMACEUTICALS, INC.
                                 BALANCE SHEETS

                                                                                  JUNE 30,                    DECEMBER 31,
                                                                                    1998                          1997
                                                                          ------------------------      -------------------------
                                                                                (Unaudited)
                                            ASSETS
CURRENT ASSETS:
      Cash and cash equivalents                                               $       5,737,720             $      11,267,555
      Securities held to maturity                                                            --                     5,880,430
      Accounts receivable                                                             3,703,242                     1,224,492
      Inventories                                                                     2,635,154                     2,500,660
      Prepaid and other current assets                                                  347,208                       282,472
                                                                          ------------------------      -------------------------
            Total current assets                                                     12,423,324                    21,155,609
                                                                          ------------------------      -------------------------

PROPERTY AND EQUIPMENT, at cost,
       net of accumulated depreciation and amortization of
       $4,243,182 at June 30, 1998 and $3,746,846 at
       December 31, 1997                                                             15,244,339                    15,243,267
                                                                          ------------------------      -------------------------

OTHER ASSETS:
      Investment in Vivelle Ventures                                                  7,500,000                            --
      Patent development costs, net                                                   1,787,051                     1,761,122
      Other assets                                                                      468,218                        64,053
                                                                          ------------------------      -------------------------
            Total other assets                                                        9,755,269                     1,825,175
                                                                          ------------------------      -------------------------

TOTAL                                                                         $      37,422,932             $      38,224,051
                                                                          ========================      =========================

                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
       Accounts payable                                                      $        3,110,450            $        2,163,177
       Accrued liabilities                                                            1,008,259                       309,798
                                                                          ------------------------      -------------------------
             Total current liabilities                                                4,118,709                     2,472,975
                                                                          ------------------------      -------------------------

DEFERRED LICENSE REVENUE                                                              5,757,021                     5,870,019
                                                                          ------------------------      -------------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
      Preferred stock - authorized 100,000 shares of $.01 par value;
          no shares issued or outstanding
      Common stock - authorized 40,000,000 shares, par value
          $.0001 per share; issued and outstanding - 21,458,465
          shares at June 30, 1998 and 20,475,531 shares at
          December 31, 1997                                                               2,146                         2,048
Additional paid-in capital                                                           66,645,964                    64,146,061
Accumulated deficit                                                                 (38,437,673)                  (33,603,817)
Treasury stock, 97,100 shares at cost                                                  (663,235)                     (663,235)
                                                                          ------------------------      -------------------------
             Total stockholders' equity                                              27,547,202                    29,881,057
                                                                          ------------------------      -------------------------

TOTAL                                                                        $       37,422,932            $       38,224,051
                                                                          ========================      =========================


The accompanying notes are an integral part of this statement.

                           NOVEN PHARMACEUTICALS, INC.

                            STATEMENTS OF CASH FLOWS

                                                                                                 SIX MONTHS ENDED
                                                                                ---------------------------------------------------
                                                                                       JUNE 30,                    JUNE 30,
                                                                                          1998                       1997
                                                                                -----------------------     -----------------------
                                                                                     (Unaudited)                 (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                          $     (4,833,856)         $      ( 4,788,743)
    Adjustments to reconcile net loss to net cash used in
       operating activities:
           Depreciation and amortization                                                      600,088                     553,012
           (Increase) decrease in accounts receivable                                      (2,478,750)                  1,005,068
           Increase in inventories                                                           (134,494)                    (19,081)
           Increase in prepaid and other current  assets                                      (64,736)                    (24,420)
           Increase (decrease) in accounts payable                                            947,273                     (55,883)
           Increase in accrued liabilities                                                    698,461                     293,210
           Decrease in deferred license revenue                                              (112,998)                   (112,998)
                                                                                -----------------------     -----------------------

                 Cash flows used in operating activities                                   (5,379,012)                 (3,149,835)
                                                                                -----------------------     -----------------------


CASH FLOWS FROM INVESTING ACTIVITIES:
          Investment in Vivelle Ventures                                                   (7,500,000)                         --
          Maturity of securities, net                                                       5,880,430                   8,818,652
          Purchase of fixed assets, net                                                      (497,408)                   (346,438)
          Payment for patent development costs                                               (129,681)                   (110,836)
          (Payment) refund of other assets                                                   (404,165)                      1,059
                                                                                -----------------------     -----------------------

                 Cash flows (used in) provided by investing
                       activities                                                          (2,650,824)                  8,362,437
                                                                                -----------------------     -----------------------


CASH FLOWS FROM FINANCING ACTIVITIES:
          Sale of common stock                                                              2,500,001                       3,850
                                                                                -----------------------     -----------------------



NET (DECREASE)  INCREASE IN CASH AND CASH
         EQUIVALENTS                                                                       (5,529,835)                  5,216,452


CASH AND CASH EQUIVALENTS - BEGINNING OF
         PERIOD                                                                            11,267,555                   5,456,826
                                                                                -----------------------     -----------------------


CASH AND CASH EQUIVALENTS - END OF PERIOD                                            $      5,737,720            $     10,673,278
                                                                                =======================     =======================



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

       The interim financial statements for the six months ended June 30, 1998 are unaudited and, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary for fair presentation of the balance sheets, statements of operations and cash flows of the Company. The statement of operations for the periods ended June 30, 1998 is not necessarily indicative of the results to be expected for the year ending December 31, 1998.


2.     SUMMARY OF ACCOUNTING POLICIES

       The following is a summary of the significant accounting policies consistently applied in the preparation of the Company's financial statements:

       Inventories - Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value. Inventories at June 30, 1998 are related primarily to the Company's transdermal and transoral delivery systems. To date the Company has not experienced and does not anticipate in the future, any difficulty acquiring materials necessary to manufacture its transdermal and transoral systems. The following are the major classes of inventory:

                                                June 30,                 December 31,
                                                  1998                       1997
                                                --------                 ------------
            Finished goods                    $       857,203            $        857,219
            Work in process                           366,618                     335,650
            Raw materials                           1,411,333                   1,307,791
                                           -------------------        --------------------

            Total                              $    2,635,154             $     2,500,660
                                           ===================        ====================


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


3.     STOCKHOLDERS' EQUITY

       A schedule of the transactions in common stock, additional paid-in capital and treasury stock accounts is as follows:

                                                              Common Stock           Additional
                                                         ----------------------        Paid-in         Treasury
                                                         Shares          Amount        Capital           Stock            Total
                                                         ------          ------      -----------       --------           -----
      Balance, January 1, 1998                         20,475,531        $2,048      $64,146,061       $(663,235)      $63,484,874

          Issuance of 16,750 shares of stock
             pursuant to stock option plan, net            16,750             2              (2)              --               --

          Issuance of 966,184 shares of stock
             pursuant to exercise of warrant              966,184            96        2,499,905              --         2,500,001
                                                          -------        ------        ---------       ---------        ---------

      Balance, June 30, 1998                           21,458,465        $2,146      $66,645,964       $(663,235)      $65,984,875
                                                       ==========        ======      ===========       =========       ===========

                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

4.     INVESTMENT IN JOINT VENTURE

       The Company and Novartis Pharmaceuticals Corporation ("Novartis") entered into a joint venture, Vivelle Ventures LLC, ("Ventures") effective May 1, 1998, to market and sell women's healthcare products, including Vivelle(R). The Company contributed $7.5 million in return for a 49% equity interest. Novartis contributed its rights to Vivelle in the United States under existing license and supply agreements with Noven and also licensed the right to use the Vivelle trademark for a 51% equity interest. The Company accounts for its investment in Ventures under the equity method. The associated legal and investment banking fees have been capitalized in other assets and will be amortized over 10 years. The Company shares in the income of Ventures according to an established formula after an annual preferred return of $6.1 million to Novartis. As this preferred return has not yet been obtained, no income has been recognized by the Company from the operations of Ventures as of June 30, 1998.


ITEM 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       GENERAL

       From inception (1987) through 1994, the Company primarily engaged in the research and development of transdermal drug delivery systems. During this period, the Company's revenues were principally generated by license fees, milestone payments pursuant to various license agreements and interest earned on funds raised through the sale of its common stock. In 1995, due to the receipt of regulatory approvals for its transdermal estrogen delivery system, a significant portion of the Company's revenues were derived from the sale of this product to the Company's two licensing partners, Novartis and Rhone-Poulenc Rorer ("RPR"). In 1996, revenues from the sale of these products increased substantially as the Company's licensing partners purchased product to supply their distribution channels and build their own inventory positions.

       Although in-market sales on Noven's estrogen delivery systems continued to increase on a global basis, Noven experienced lower product sales during 1997 as compared to 1996 as the inventory levels of its licensee partners and distribution channels diminished without resupply. Noven anticipates increased product sales in 1998; however, losses are expected for 1998 due to the fact that product sales still will not be sufficient to offset operating costs, which will include significant research and development expenditures.

       During calendar year 1996, the Company commenced the marketing of its DentiPatch(R) system on a regional basis. The product was launched nationally in the second quarter of 1997, with the first national advertising program commencing at the beginning of the fourth quarter of 1997. Revenues from this product are anticipated to increase during 1998.

       During May 1998, Noven entered into a joint venture with Novartis for the commercialization of women's healthcare products, and in particular, Vivelle(R). Noven will continue to manufacture Vivelle(R) for Ventures for a fixed price and will continue to receive royalty payments on sales of Vivelle(R).

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

       RESULTS OF OPERATIONS

       Total revenues increased approximately $2,317,000 or 56% for the three month period ended June 30, 1998 from the same period in the prior year and increased approximately $3,373,000 or 58% for the comparable six month period. This increase in revenues was the result of the increase in product sales of the Company's estrogen delivery system, its DentiPatch(R) system and shipments of its combination estrogen/progestogen delivery system to its licensing partner. Royalties from the estrogen delivery system are included in product sales. Interest income decreased approximately $103,000 or 54% for the three month period ended June 30, 1998 from the same period in the prior year and decreased approximately $134,000 or 33% for the comparable six month period, primarily due to lower balances in securities.

       Cost of product sold increased approximately $1,613,000 or 102% for the three month period ended June 30, 1998 from the same period in the prior year and increased approximately $2,053,000 or 94% for the comparable six month period. The gross margin percentage was 50% for the three month period of 1998 as compared to 60% for the same period of the prior year and 52% for the six months of 1998 as compared to 59% for the comparable period in 1997. The gross margins vary depending on the product mix and manufacturing efficiencies including those relating to production volumes.

       Research and development decreased approximately $218,000 or 10% for the three month period ended June 30, 1998 from the same period in the prior year and decreased approximately $167,000 or 4% for the comparable six months period. New product development included work related to transdermal delivery systems for hormone replacement, central nervous system, cardiovascular drugs, nonsteriodal anti-inflammatory agents and transoral delivery systems for dental therapeutics. Marketing, general and administrative expenses increased approximately $451,000 or 19% for the three month period ended June 30, 1998 from the same period in the prior year and increased approximately $1,533,000 or 36% for the comparable six month period. The increase in marketing, general and administrative expenses is primarily due to increases in staffing and associated office expenses.


       LIQUIDITY AND CAPITAL RESOURCES

       Net cash used in operating activities for the six months ended June 30, 1998 was approximately $5,379,000. This funded the net loss of approximately $4,834,000, increases in accounts receivable of approximately $2,479,000, increases in inventories of approximately $134,000 and in prepaid and other current assets of approximately $65,000; partially offset by increases in accounts payable of approximately $947,000 and in accrued liabilities of approximately $698,000. For the same period in 1997, net cash used was approximately $3,150,000 to fund the net operating loss of approximately $4,789,000, decreases in accounts receivable and increases in accounts payable.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

       During the six months ended June 30, 1998 the Company's investing activities used approximately $2,651,000 compared to approximately $8,362,000 provided in the same period in the prior year. In 1998 approximately $7,910,000 was used for the investment in Vivelle Ventures and other assets, approximately $498,000 was used for capital expenditures for manufacturing equipment and approximately $129,000 for patent development, offset by the maturity of securities of approximately $5,880,000. In 1997, net cash provided was from the maturity of securities offset by expenditures for commercial manufacturing equipment, improvements at the manufacturing site and investment in patents. As of June 30, 1998, the Company had commitments for capital expenditures of approximately $124,000.

       Net cash of approximately $2,500,000 provided by financing activities for the six months ended June 30, 1998 resulted from the exercise of a common stock warrant by Novartis for 966,184 shares of Noven Common Stock. In 1997, net cash of approximately $4,000 resulted from the exercise of options under the stock option plan.

       The Company expects to incur additional operating losses in 1998. In addition, on May 1, 1998, the Company entered into a joint venture with Novartis Pharmaceuticals Corporation ("Novartis") one of its licensing partners, for the commercialization of women's healthcare products, including Vivelle(R). Noven contributed $7.5 million dollars in return for a 49% equity interest in Vivelle Ventures LLC ("Ventures") the joint venture. Due to these factors, the Company will be required to raise additional funds to support its operations during 1998 and into early 1999. The Company is presently exploring various alternatives, including the sale of equity securities and lines of credit. If sufficient funds are not raised, the Company will be required to license products under development and/or reduce expenditures probably including reductions in clinical studies and research and development. It is also likely that Noven will seek to raise capital for the longer term to support continued research and product development. The time and extent of these future capital-raising activities will depend, to a great degree, upon the Company's performance, including the performance of the joint venture, as well as general market conditions.


       FORWARD LOOKING STATEMENTS

        From time to time, Noven may publish forward looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, usage and development activities and some other matters. The words "may", "will", "expect", "anticipate", "continue", "estimate", "project", "intend" and similar expressions are intended to identify such forward looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, Noven notes that a variety of factors could cause its actual results and experience to differ materially from anticipated results and other expectations expressed by Noven's forward looking statements. The risks and uncertainties that may effect the operations, performance, development and results of Noven's business, include the following:

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

                  3. Uncertainties regarding (i) the market share for Noven's transdermal hormonal products, which can be captured by RPR and Ventures, and (ii) the market for the DentiPatch(R) product and Noven's ability to successfully establish and effectuate a marketing program.

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

        Readers are cautioned not to place undue reliance on forward-looking statements when made, which speak only as of the date made. Noven undertakes no obligation to publicly release the results of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events. Also, unless expressly stated, Noven does not adopt projections, forecasts or other forward-looking statements, which may be disseminated from time to time by analysts and others.

                           PART II - OTHER INFORMATION

        Item 4.         Submission of Matters to a Vote of Security Holders

                        Annual Meeting of Stockholders held on June 29, 1998.

                           (i)  Election of  Directors

                                                               For                 Against              Abstain
                                                               ---                 -------              -------
                             Steven Sablotsky               15,058,788             168,732                 0
                             Robert C. Strauss              15,062,088             165,432                 0
                             Mitchell Goldberg              15,062,088             165,432                 0
                             Sheldon H. Becher              15,062,088             165,432                 0
                             Sidney Braginsky               15,062,088             165,432                 0
                             Lawrence J. DuBow              15,062,088             165,432                 0
                             Fred G. Weiss                  15,062,088             165,432                 0

                           PART II - OTHER INFORMATION
                                   (CONTINUED)

                           (ii) The ratification of the appointment of Deloitte & Touche LLP as the independent certified public accountants for 1998 was approved by an affirmative vote of 15,153,639 shares to a negative vote of 55,826 shares, with 18,055 shares abstaining.


       Item 6.             Exhibits and Reports on Form 8-K

                           27...Financial Data Schedule (for SEC use only).

                                   Signatures


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          NOVEN PHARMACEUTICALS, INC.
                                  (Registrant)



        Date:    August  12, 1998          By: /s/ Robert C. Strauss
              -----------------------          -------------------------------
                                                   Robert C. Strauss
                                                   President and Chief
                                                   Executive Officer


                                           By: /s/ William  A. Pecora
                                               -------------------------------
                                                   William  A.  Pecora
                                                   Vice President of Finance and
                                                   Chief Financial Officer