Form 10-Q
period 1998-09-30
NOVEN PHARMACEUTICALS INC
filed 1998-11-06
CIK 815838

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934



For the quarterly period ended    SEPTEMBER 30, 1998
                              -------------------------

                                       or

[ ] Transition Report Pursuant to Section 13 of the Securities Exchange Act of 1934


           For the transition period from ____________ to_____________

                         Commission file number 0-17254


                           NOVEN PHARMACEUTICALS, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


                STATE OF DELAWARE                            59-2767632
         -------------------------------               ---------------------
         (State or other jurisdiction of                 (I.R.S. Employer
         incorporation or organization)                Identification Number)


         11960 S.W. 144TH STREET, MIAMI, FL                    33186
      ----------------------------------------         ---------------------
      (Address of principal executive offices)              (Zip Code)


        Registrant's telephone number, including area code (305) 253-5099
                                                           ----------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

                  CLASS                      OUTSTANDING AT OCTOBER 23, 1998
                  -----                   -------------------------------------
      Common stock $.0001 par value                    21,482,423

                           NOVEN PHARMACEUTICALS, INC.

                               INDEX TO FORM 10-Q



                                                                                                         PAGE NO.
                                                                                                         --------


PART I - FINANCIAL INFORMATION
------------------------------

   Item 1 - Financial Statements

              Statements of Operations and Accumulated Deficit
                        for the three months ended September 30, 1998 and 1997                                3


              Statements of Operations and Accumulated Deficit
                        for the nine months ended September 30, 1998 and 1997                                 4


              Balance Sheets as of September 30, 1998 and
                        December 31, 1997                                                                     5


              Statements of Cash Flows for the nine months ended
                        September 30, 1998 and 1997                                                           6


              Notes to Financial Statements                                                                 7 - 9


   Item 2 -   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                                                     9 - 13


PART II  - OTHER INFORMATION
----------------------------


   Item 6 -  Exhibits and Reports on Form 8-K                                                                13



SIGNATURES                                                                                                   14
----------





                          PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                           NOVEN PHARMACEUTICALS, INC.

                STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

                                                          THREE MONTHS ENDED
                                                   -------------------------------
                                                   SEPTEMBER 30,       SEPTEMBER 30,
                                                       1998                1997
                                                   ------------       ------------
REVENUES:
  Product sales                                    $  3,962,229       $  4,042,314
  License revenue                                     1,056,499          1,677,499
  Interest income                                        86,753            256,547
                                                   ------------       ------------
                                                      5,105,481          5,976,360

                 Total revenues

EXPENSES:
  Cost of products sold                               1,575,947          1,834,616
  Research and development                            1,351,403          2,036,274
  Marketing, general and administrative               2,038,288          2,109,581
                                                   ------------       ------------

                 Total expenses                       4,965,638          5,980,471
                                                   ------------       ------------

NET INCOME (LOSS) FOR THE PERIOD                        139,843             (4,111)


ACCUMULATED DEFICIT BEGINNING OF PERIOD             (38,437,673)       (28,836,058)
                                                   ------------       ------------


ACCUMULATED DEFICIT END OF PERIOD                  $(38,297,830)      $(28,840,169)
                                                   ============       ============


BASIC AND DILUTED INCOME (LOSS) PER SHARE          $       0.01       $      (0.00)
                                                   ============       ============


WEIGHTED AVERAGE SHARES OF COMMON STOCK
     AND COMMON STOCK EQUIVALENTS                    21,474,561         20,352,928
                                                   ============       ============




The accompanying notes are an integral part of this statement.

                           NOVEN PHARMACEUTICALS, INC.

                STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT


                                                            NINE MONTHS ENDED
                                                   -------------------------------
                                                   SEPTEMBER 30,       SEPTEMBER 30,
                                                       1998                1997
                                                   ------------       ------------
REVENUES:
  Product sales                                    $ 12,789,176       $  9,307,544
  License revenue                                     1,171,997          1,815,497
  Interest income                                       362,743            666,982
  Other income                                               --             31,325
                                                   ------------       ------------
                                                     14,323,916         11,821,348

               Total revenues

EXPENSES:
  Cost of products sold                               5,803,428          4,009,432
  Research and development                            5,333,411          6,185,317
  Marketing, general and administrative               7,881,090          6,419,453
                                                   ------------       ------------

                Total expenses                       19,017,929         16,614,202
                                                   ------------       ------------

NET LOSS FOR THE PERIOD                              (4,694,013)        (4,792,854)


ACCUMULATED DEFICIT BEGINNING OF PERIOD             (33,603,817)       (24,047,315)
                                                   ------------       ------------


ACCUMULATED DEFICIT END OF PERIOD                  $(38,297,830)      $(28,840,169)
                                                   ============       ============


BASIC AND DILUTED LOSS PER SHARE                   $      (0.23)      $      (0.24)
                                                   ============       ============


WEIGHTED AVERAGE SHARES OF COMMON STOCK
     AND COMMON STOCK EQUIVALENTS                    20,855,419         20,066,563
                                                   ============       ============




The accompanying notes are an integral part of this statement.

                           NOVEN PHARMACEUTICALS, INC.
                                 BALANCE SHEETS

                                                                                         SEPTEMBER 30,      DECEMBER 31,
                                                                                              1998              1997
                                                                                         ------------       ------------
                                                                                          (Unaudited)
                                     ASSETS

CURRENT ASSETS:
      Cash and cash equivalents                                                          $  6,267,976       $ 11,267,555
      Securities held to maturity                                                                  --          5,880,430
      Accounts receivable                                                                   3,828,753          1,224,492
      Inventories                                                                           3,121,137          2,500,660
      Prepaid and other current assets                                                        230,667            282,472
                                                                                         ------------       ------------
                                                                                           13,448,533         21,155,609
            Total current assets

PROPERTY AND EQUIPMENT, at cost,
      net of accumulated depreciation and amortization of
      $4,652,711 at September 30, 1998 and $3,746,846 at
      December 31, 1997                                                                    15,028,379         15,243,267

OTHER ASSETS:
      Investment in Vivelle Ventures                                                        7,500,000                 --
      Patent development costs, net                                                         1,786,290          1,761,122
      Other assets                                                                            454,439             64,053
                                                                                         ------------       ------------
            Total other assets                                                              9,740,729          1,825,175
                                                                                         ------------       ------------

TOTAL                                                                                    $ 38,217,641       $ 38,224,051
                                                                                         ============       ============

                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
       Accounts payable                                                                  $  3,776,574       $  2,163,177
       Accrued liabilities                                                                  1,030,401            309,798
                                                                                         ------------       ------------
             Total current liabilities                                                      4,806,975          2,472,975

DEFERRED LICENSE REVENUE                                                                    5,700,522          5,870,019

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
      Preferred stock - authorized 100,000 shares of $.01 par value;
          no shares issued or outstanding
      Common stock - authorized 40,000,000 shares, par value $.0001 per share;
          issued and outstanding - 21,482,423 shares at September 30, 1998 and
          20,475,531 shares at December 31, 1997                                                2,148              2,048
Additional paid-in capital                                                                 66,669,061         64,146,061
Accumulated deficit                                                                       (38,297,830)       (33,603,817)
Treasury stock, 97,100 shares at cost                                                        (663,235)          (663,235)
                                                                                         ------------       ------------
             Total stockholders' equity                                                    27,710,144         29,881,057
                                                                                         ------------       ------------

TOTAL                                                                                    $ 38,217,641       $ 38,224,051
                                                                                         ============       ============




The accompanying notes are an integral part of this statement.

                           NOVEN PHARMACEUTICALS, INC.

                            STATEMENTS OF CASH FLOWS

                                                                        NINE MONTHS ENDED
                                                               -------------------------------
                                                                SEPTEMBER 30,      SEPTEMBER 30,
                                                                    1998               1997
                                                               ------------       ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                     $ (4,694,013)      $ (4,792,854)
    Adjustments to reconcile net loss to net cash
       used in operating activities:
           Depreciation and amortization                            1,061,493            827,053
           (Increase) decrease in accounts receivable              (2,604,261)           356,158
           (Increase) decrease in inventories                        (620,477)           577,789
           Decrease in prepaid and other current assets                51,805            141,873
           Increase (decrease) in accounts payable                  1,613,397           (646,817)
           Increase in accrued liabilities                            720,603            405,915
           Decrease in deferred license revenue                      (169,497)          (169,497)
                                                                 ------------       ------------

                  Cash flows used in operating activities          (4,640,950)        (3,300,380)


CASH FLOWS FROM INVESTING ACTIVITIES:
          Investment in Vivelle Ventures                           (7,500,000)                --
          Maturity of securities                                    5,880,430          7,885,747
          Purchase of fixed assets, net                              (690,977)          (433,065)
          Payments for patent development costs                      (180,796)          (248,701)
          (Payment) refund of other assets                           (390,386)             1,059
                                                                 ------------       ------------
                 Cash flows (used in) provided by investing
                       activities                                  (2,881,729)        (7,205,040)


CASH FLOWS FROM FINANCING ACTIVITIES:
          Sale of common stock                                      2,523,100          4,023,850
                                                                 ------------       ------------



NET (DECREASE) INCREASE IN CASH AND CASH
         EQUIVALENTS                                               (4,999,579)         7,928,510


CASH AND CASH EQUIVALENTS - BEGINNING OF
         PERIOD                                                    11,267,555          5,456,826
                                                                 ------------       ------------


CASH AND CASH EQUIVALENTS - END OF PERIOD                        $  6,267,976       $ 13,385,336
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

       The interim financial statements for the nine months ended September 30, 1998 are unaudited and, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary for fair presentation of the balance sheets, statements of operations and cash flows of the Company. The statement of operations for the periods ended September 30, 1998 is not necessarily indicative of the results to be expected for the year ending December 31, 1998.


2.     SUMMARY OF ACCOUNTING POLICIES

       The following is a summary of the significant accounting policies consistently applied in the preparation of the Company's financial statements:

       INVENTORIES - Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value. Inventories at September 30, 1998 are related primarily to the Company's transdermal and transoral delivery systems. To date the Company has not experienced and does not anticipate in the future, any difficulty acquiring materials necessary to manufacture its transdermal and transoral systems. The following are the major classes of inventory:

                                    September 30,   December 31,
                                       1998            1997
                                   --------------   ------------

               Finished goods        $1,363,343      $  857,219
               Work in process          440,897         335,650
               Raw materials          1,316,897       1,307,791
                                     ----------      ----------

               Total                 $3,121,137      $2,500,660
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

       NEW ACCOUNTING STANDARDS - In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", ("SFAS No. 131"). SFAS No. 131 establishes standards for the way that public companies report selected information about operating segments in annual financial statements and requires that those companies report selected information about segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for the periods beginning after December 15, 1997. The Company does not believe that SFAS No. 131 will have an impact on its disclosures to the financial statements.

       RECLASSIFICATION - Certain amounts in the 1997 financial statements have been reclassified to conform with the 1998 presentation.


3.     STOCKHOLDERS' EQUITY

       A schedule of the transactions in common stock, additional paid-in capital and treasury stock accounts is as follows:

                                                     COMMON STOCK                ADDITIONAL
                                               ----------------------------        PAID-IN         TREASURY
                                                 SHARES           AMOUNT           CAPITAL           STOCK            TOTAL
                                               -----------      -----------      -----------      -----------       -----------
BALANCE, JANUARY 1, 1998                        20,475,531      $     2,048      $64,146,061      $  (663,235)      $63,484,874

    Issuance of 40,708 shares of stock
       pursuant to stock option plan, net           40,708                4           23,095               --            23,099

    Issuance of 966,184 shares of stock
       pursuant to exercise of warrant             966,184               96        2,499,905               --         2,500,001
                                               -----------      -----------      -----------      -----------       -----------

    BALANCE, SEPTEMBER 30, 1998                 21,482,423      $     2,148      $66,669,061      $  (663,235)      $66,007,974
                                                ==========      ===========      ===========      ===========       ===========



                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)


4.     INVESTMENT IN JOINT VENTURE

       The Company and Novartis Pharmaceuticals Corporation ("Novartis") entered into a joint venture, Vivelle Ventures LLC, ("Ventures") effective May 1, 1998, to market and sell women's healthcare products, including Vivelle(R). The Company contributed $7.5 million in return for a 49% equity interest. Novartis contributed its rights to Vivelle in the United States under existing license and supply agreements with Noven and also licensed the right to use the Vivelle trademark for a 51% equity interest. The Company accounts for its investment in Ventures under the equity method. The associated legal and investment banking fees have been capitalized in other assets and will be amortized over 10 years. The Company shares in the income of Ventures according to an established formula after an annual preferred return of $6.1 million to Novartis. As this preferred return has not yet been obtained, no income has been recognized by the Company from the operations of Ventures as of September 30, 1998. All material intercompany profits have been eliminated.


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

       Although in-market sales on Noven's estrogen delivery systems continued to increase on a global basis, Noven experienced lower product sales during 1997 as compared to 1996 as the inventory levels of its licensee partners and distribution channels diminished without resupply. Sales of its transdermal estrogen delivery systems have increased in 1998; the launch of its transdermal estrogen/progestin delivery systems by RPR in the United States and abroad has also contributed to increased revenues. However, a loss is expected for full-year 1998 due to the fact that product sales still will not be sufficient to offset operating costs, which will include significant research and development expenditures.

       During 1996, the Company commenced the marketing of its DentiPatch(R) system on a regional basis. The product was launched nationally in the second quarter of 1997, with the first national advertising program commencing at the beginning of the fourth quarter of 1997. Revenues from this product are anticipated to increase during 1998.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

       RESULTS OF OPERATIONS

       Total revenues decreased approximately $871,000 or 15% for the three month period ended September 30, 1998 from the same period in the prior year and increased approximately $2,503,000 or 21% for the comparable nine month period. The decrease in revenues for the third quarter was primarily due to a decrease in license revenue of $621,000. The license revenues in 1997 were related to the regulatory filings for the combination estrogen/progestin delivery system and in 1998 were the result of the approval of the filing in the United States. The increase in revenues for the 1998 nine month period was a result of the increase in product sales of the Company's estrogen delivery system, its DentiPatch(R) system and the launch by RPR of the combination estrogen/progestin delivery system. Royalties from the estrogen delivery system are included in product sales. Interest income decreased approximately $170,000 or 66% for the three month period ended September 30, 1998 from the same period in the prior year and decreased approximately $304,000 or 46% for the comparable nine month period, primarily due to lower balances in securities.

       Cost of product sold decreased approximately $259,000 or 14% for the three month period ended September 30, 1998 from the same period in the prior year and increased approximately $1,794,000 or 45% for the comparable nine month period. The gross margin percentage was 60% for the third quarter of 1998 as compared to 55% for the same period of the prior year and 55% for the nine months of 1998 as compared to 57% for the comparable period in 1997. The gross margins vary depending on the product mix and manufacturing efficiencies including those relating to production volumes.

       Research and development costs decreased approximately $685,000 or 34% for the three month period ended September 30, 1998 from the same period in the prior year and decreased approximately $852,000 or 14% for the comparable nine month period. New product development included work related to transdermal delivery systems for hormone replacement, central nervous system, cardiovascular drugs, nonsteroidal anti-inflammatory agents and transoral delivery systems for dental therapeutics. Marketing, general and administrative expenses decreased approximately $71,000 or 3% for the three month period ended September 30, 1998 from the same period in the prior year and increased approximately $1,454,000 or 23% for the comparable nine month period. The increase in marketing, general and administrative expenses is primarily due to increases in staffing and associated office expenses.


       LIQUIDITY AND CAPITAL RESOURCES

       Net cash used in operating activities for the nine months ended September 30, 1998 was approximately $4,641,000. This funded the net loss of approximately $4,694,000, increases in accounts receivable of approximately $2,604,000 and increases in inventories of approximately $620,000; partially offset by increases in accounts payable of approximately $1,613,000 and in accrued liabilities of approximately $721,000. For the same period in 1997, net cash used was approximately $3,300,000 to fund the net operating loss of approximately $4,793,000, decreases in accounts receivable, inventories and accounts payable and an increase in accrued liabilities.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

       During the nine months ended September 30, 1998 the Company's investing activities used approximately $2,882,000 compared to approximately $7,205,000 provided in the same period in the prior year. In 1998 approximately $7,900,000 was used for the investment in Ventures and other assets, approximately $691,000 was used for capital expenditures for manufacturing equipment and approximately $181,000 for patent development, offset by the maturity of securities of approximately $5,880,000. In 1997, net cash provided was from the maturity of securities offset by capital expenditures and investment in patents. As of September 30, 1998, the Company had commitments for capital expenditures of approximately $683,000.

       Net cash of approximately $2,523,000 provided by financing activities for the nine months ended September 30, 1998 resulted primarily from the exercise of a common stock warrant by Novartis for 966,184 shares of Noven Common Stock. In 1997, net cash of approximately $4,024,000 resulted principally from RPR's purchase of 500,000 shares of common stock for $4,000,000 pursuant to the partial exercise of its warrant. The balance of the cash provided by financing activities in 1998 and 1997 was due to the exercise of options under the employee stock option plan.

       As a result of its $7.5 million investment in Ventures in the second quarter of 1998 and the Company's operating loss during the first nine months of 1998, the Company's cash balances have been reduced to approximately $6.3 million. Additional costs are expected to be incurred related to product development activities, increased marketing, general and administrative expenses and the continued expansion of the facilities. However, due to increases in revenues derived in the second half of 1998, and certain expense reductions and expense reimbursement from Ventures, the Company believes that existing cash, anticipated contract and manufacturing revenues will provide sufficient liquidity for the next twelve month period. However, the Company may still seek to secure institutional financing for short term liquidity needs. Also, if market conditions become favorable, the Company may consider some form of equity financing. It is also likely that the Company will seek to raise capital for the longer term to support continued research and product development. The time and extent of these future capital raising activities will depend, to a great degree, upon the Company's performance, including the performance of Ventures, as well as general market conditions.

       YEAR 2000

       The Year 2000 issue is caused by computer software and databases which process years as two digits only, e.g. 1998 stored as "98." The year 2000 would be stored as "00" creating inaccurate outcomes and system failures which could result in interruptions to business operations. Noven started a comprehensive program to address this issue in early 1998. The program includes all of the internal systems and equipment, as well as the entire supply chain, including customers, distributors, suppliers, and key business partners.

       To date, all internal systems and equipment have been inventoried and assessed. The systems have been tested and remediation, where necessary, is well underway. The inventory and assessments of the supply chain are completed and each entity's Year 2000 compliance program is being investigated.

       The Company will continue to monitor this program closely. The Company does not expect that Year 2000 expenditures will have a material affect on its business, financial condition or results of operations.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

       FORWARD LOOKING STATEMENTS

        From time to time, Noven may publish forward looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, usage and development activities and some other matters. The words "may", "will", "expect", "anticipate", "continue", "estimate", "project", "intend" and similar expressions are intended to identify such forward looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, Noven notes that a variety of factors could cause its actual results and experience to differ materially from anticipated results and other expectations expressed by Noven's forward looking statements. The risks and uncertainties that may affect the operations, performance, development and results of Noven's business, include the following:

                  1. The ability of Ventures to market and sell Vivelle(R) and to operate profitably.

                  2. Dependence upon RPR, its licensing partner, with respect to the marketing of MENOREST, and the commercialization of Estalis(TM) and CombiPatch(TM) (i.e. combination estrogen/progestin transdermal delivery systems).

                  3. Uncertainties regarding the market share for Noven's transdermal hormonal products, which can be captured by RPR and Ventures.

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

                  8. Unanticipated difficulties associated with the manufacturing process of MENOREST and Vivelle(R), Estalis(TM) and CombiPatch(TM) that could result in delays in delivery and shortages of product.

                  9. The possible exposure to product liability suits in excess of insurance policy limits or excluded from insurance coverage.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)



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


                 Exhibit 27.......... Financial Data Schedule (for SEC use only)

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         NOVEN PHARMACEUTICALS, INC.
                                                 (Registrant)



        Date: NOVEMBER 6, 1998        By: /s/ Robert C. Strauss
              -----------------           ---------------------------------
                                          Robert C. Strauss
                                          President and Chief Executive Officer


                                      By: /s/ William A. Pecora
                                          ---------------------------------
                                          William A. Pecora
                                          Vice President, Finance and
                                          Chief Financial Officer