Form 10-K405
period 1998-12-31
NOVEN PHARMACEUTICALS INC
filed 1999-03-29
CIK 815838

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998      COMMISSION FILE NUMBER 1-09623

                           NOVEN PHARMACEUTICALS, INC.

INCORPORATED UNDER THE LAWS OF THE       I.R.S. EMPLOYER IDENTIFICATION NUMBER
         STATE OF DELAWARE                             59-2767632

                  11960 S.W. 144TH STREET, MIAMI, FLORIDA 33186

                                  305-253-5099

Securities registered pursuant to
Section 12(b) of the Act:           None

Securities registered pursuant to
Section 12(g) of the Act:           Common Stock, Par Value $.0001

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             --     --
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of March 1, 1999, there were 21,544,372 shares of Common Stock outstanding.

         The aggregate market value of the voting stock held by non-affiliates of the registrant on March 1, 1999, was approximately $90 million.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Part III: Portions of registrant's Proxy Statement for its 1999 Annual Meeting of Shareholders.

                           NOVEN PHARMACEUTICALS, INC.

                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1998

                                TABLE OF CONTENTS


                                                                                                              PAGE
                                                                                                              ----
                                                       PART I

Item 1.         Business................................................................................        3
Item 2.         Properties..............................................................................       18
Item 3.         Legal Proceedings.......................................................................       19
Item 4.         Submission of Matters to a Vote of Security Holders.....................................       19


                                                       PART II

Item 5.         Market for Registrant's Common Equity and Related Stockholder Matters...................       20
Item 6.         Selected Financial Data.................................................................       21
Item 7.         Management's Discussion and Analysis of Financial Condition and
                  Results of Operations.................................................................       22
Item 7A.        Quantitative and Qualitative Disclosures About Market Risk..............................       27
Item 8.         Financial Statements and Supplementary Data.............................................       27
Item 9.         Changes in and Disagreements with Accountants on Accounting and
                  Financial Disclosure..................................................................       27


                                                      PART III

Item 10.        Directors and Executive Officers of the Registrant......................................       27
Item 11.        Executive Compensation..................................................................       27
Item 12.        Security Ownership of Certain Beneficial Owners and Management..........................       27
Item 13.        Certain Relationships and Related Transactions..........................................       28


                                                       PART IV

Item 14.        Exhibits, Financial Statement Schedule, and Reports on Form 8-K.........................       28


                                     PART I

ITEM 1. BUSINESS

GENERAL

         Noven Pharmaceuticals, Inc. ("Noven") is a leader in the development of advanced transdermal and transmucosal drug delivery techniques. Noven was incorporated in Delaware in 1987, and its principal executive offices are located at 11960 S.W. 144th Street, Miami, Florida 33186; its telephone number is (305) 253-5099.

         Noven's principal products are transdermal delivery systems for use in hormone replacement therapy. Noven's first product is an estrogen patch for the treatment of menopausal symptoms marketed by Vivelle Ventures LLC (the "Joint Venture"), a joint venture company formed by Noven and Novartis Pharmaceuticals Corporation ("Novartis"), under the brand name Vivelle(R) in the United States, by Novartis under the brand name Vivelle(R) in Canada, and by Rhone-Poulenc Rorer, Inc. ("RPR") under the brand name MENOREST in Europe. Noven also developed a combination estrogen/progestogen transdermal patch for the treatment of menopausal symptoms. In 1998, RPR, Noven's licensee, received approval from the United States Food and Drug Administration ("FDA") and from certain European regulatory authorities to market this product. RPR is presently marketing the product under the brand name CombiPatch(TM) in the United States and under the brand name Estalis(R) in Sweden. In January 1999, Noven received approval from the FDA to market its second generation estrogen patch, the smallest transdermal estrogen patch ever approved. This product will be marketed in the United States by the Joint Venture under the brand name Vivelle-Dot(TM) and is expected to be launched in mid-1999.

         Historically, Noven has granted licenses to market its transdermal products to larger pharmaceutical companies. Its first generation estrogen patch is licensed to Novartis for the United States (sublicensed to the Joint Venture) and Canadian markets, and to RPR for the rest of the world. Noven's combination estrogen/progestogen patch is licensed to RPR on a worldwide basis. Its second generation estrogen patch is licensed to Novartis in the United States and Canada (sublicensed to the Joint Venture) and to RPR in Japan. Noven has retained marketing rights to this product in all other territories. See "Transdermal Drug Delivery -- Products" below for a more complete description of Noven's transdermal products.

         Noven also developed a novel transmucosal anesthetic delivery system which was approved for marketing by the FDA in 1996 for the prevention of pain from oral injection and for soft tissue dental procedures. Noven is marketing this product in the United States under the brand name DentiPatch(R).

VIVELLE VENTURES LLC

         In May 1998, Noven and Novartis formed the Joint Venture to market and sell women's healthcare products, with the initial focus on marketing Vivelle(R). In January 1999, the Joint Venture entered into an agreement with Novartis to co-promote Novartis' Miacalcin(R) Nasal Spray product, and Noven expects that the Joint Venture's product line will be expanded further in the future. The Joint Venture is managed by a committee consisting of 5 members, 3 of which are appointed by Novartis and 2 of which are appointed by Noven. Pursuant to the Joint Venture operating agreement, certain significant actions require a supermajority vote of the committee members. The president of the Joint Venture is Robert C. Strauss, the President and Chief Executive Officer of Noven.

         Noven initially contributed $7.5 million in return for a 49% equity interest in the Joint Venture. The Joint Venture modified the prior relationship in which Noven had licensed to Novartis the exclusive right to market Vivelle(R) in the United States and Canada and had received royalties from Novartis based upon Novartis' sales. Novartis contributed its rights to Vivelle(R) to the Joint Venture and also licensed the right to use the Vivelle(R) trademark in return for a 51% equity interest in the Joint Venture. The Joint Venture will also market Vivelle-Dot(TM) in the United States. Under the terms of the agreements entered into in connection with the formation of the Joint Venture, Noven manufactures Vivelle(R) and Vivelle-Dot(TM), performs marketing, sales and promotional activities, and receives royalties from the Joint Venture based on the Joint Venture's sales of the products. Novartis distributes Vivelle(R) and Vivelle-Dot(TM) and provides certain other services to the Joint Venture, including marketing to the managed care sector.

         Subject to the approval of the Joint Venture's management committee, cash may be distributed quarterly to Novartis and Noven based upon a contractual formula. The Joint Venture agreement provides for an annual preferred return of $6.1 million to Novartis and then an allocation of income between Novartis and Noven depending upon sales levels attained. Noven's share of income increases as product sales increase, subject to a cap of 50%.

         The Joint Venture operating agreement also has a buy/sell provision, effective May 1, 2000, which allows each party to compel either the purchase of the other party's interest in the Joint Venture or the sale of its own interest in the Joint Venture. Either party may dissolve the Joint Venture following the second or third anniversary of the Joint Venture in the event that the Joint Venture does not achieve (i) sales of at least the lesser of $20 million or 90% of the annual budgeted sales or (ii) profits sufficient to pay Novartis the preferred return of $6.1 million in each such year (which Noven has the right to cure). Dissolution can also result from a change in control of Noven within the first 2 years of the Joint Venture, or at any time thereafter if the acquirer is a top ten pharmaceutical company (as measured by annual dollar sales), or if during the first 2 years of the Joint Venture, Mr. Strauss is terminated by Noven "without cause" or leaves due to "good reason," as defined in Mr. Strauss' employment agreement with Noven. Upon dissolution, Novartis would reaquire the rights to market Vivelle(R) and Vivelle-Dot(TM) and the Joint Venture's assets would be liquidated and distributed to the parties in accordance with their equity interests.

STRATEGY

          Noven's strategy for continued growth and profitability is to exploit its proprietary transdermal and transmucosal drug delivery technology to establish a leadership position in these fields. In pursuing this strategy, Noven intends to focus on developing products for the following therapeutic areas: hormone replacement therapy, cardiovascular disease, central nervous system conditions and pain management. On a long-term basis, Noven will seek to
(i) expand its technology base and potentially develop other drug delivery technologies, (ii) capitalize on the opportunity presented by its collaboration with Novartis through the Joint Venture by expanding the Joint

Venture's product range beyond transdermal and transmucosal products, and (iii) establish its own sales force to market Noven's independently developed products.

TRANSDERMAL DRUG DELIVERY

DESCRIPTION

         Transdermal drug delivery systems utilize an adhesive patch containing medication which is administered through the skin and into the bloodstream over an extended period of time. Transdermal drug delivery systems may offer significant advantages over conventional oral and parenteral dosage forms, including non-invasive administration, controlled delivery over an extended period of time, improved patient compliance and avoidance of certain problems and adverse side-effects that may be associated with oral and parenteral drug delivery.

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

         Noven's transdermal drug delivery systems are capable of being modified so that they may be used to deliver a wide variety of chemical entities. By utilizing a unique, patented blend of polymeric components which effectively modulate the solubility of the drug candidate in the adhesive, Noven has achieved the delivery of lipophilic and hydrophilic drugs while minimizing the amount of drug needed in the adhesive. By reducing the dependence of these transdermal systems on chemical means of enhancement, the irritation potential of the finished product is significantly reduced. As a result of these developments, larger molecules, heretofore believed to be unsuitable for transdermal delivery, can be administered at efficacious dose without irritation.

PRODUCTS

TRANSDERMAL ESTROGEN DELIVERY SYSTEM

         Noven's existing products are targeted to the expanding worldwide market for hormonal replacement therapy. Noven's first generation transdermal estrogen delivery system, being sold by the Joint Venture, Novartis and RPR, is designed to offer a preferred alternative to all dosage forms, including other transdermal systems, currently in the market.

         As discussed above under the heading "General," marketing rights to Noven's first generation transdermal estrogen delivery system have been licensed in the United States to the Joint Venture, to Novartis in Canada and in all other territories to RPR. This product has been approved for marketing by the FDA, as well as by regulatory authorities in 38 foreign countries, for the treatment of menopausal symptoms. This product has also been approved for marketing in 36 foreign countries for the prevention of osteoporosis. RPR is selling Noven's first generation transdermal estrogen delivery system under the brand name MENOREST in 19 foreign countries, including France, Germany and the United Kingdom. At the time of its formation in May 1998, the Joint Venture assumed the United States marketing rights to this product from Novartis and is marketing it under the brand name Vivelle(R) in the United States. Novartis' Canadian affiliate continues to market this product under the brand name Vivelle(R) in Canada.

         Vivelle(R) and MENOREST are available by prescription and utilize Noven's advanced transdermal matrix technology. These products deliver 17-beta estradiol, the primary estrogen produced by the ovaries, through a patch that is applied twice weekly. Vivelle(R) and MENOREST offer four dosage strengths, a treatment option that Noven believes provides a competitive advantage to Noven's product by allowing physicians to maintain patients on the lowest possible dose of estrogen in a skin patch form. This product is also easy to wear due to its small size and is less irritating than certain competitive products.

         Pursuant to license and supply agreements with RPR and with the Joint Venture (assigned by Novartis), Noven manufactures MENOREST for RPR and Vivelle(R) for Novartis in Canada and for the Joint Venture in the United States and receives royalties from these parties based on their sales of the respective products. The Joint Venture supply agreement will expire by its terms in March 1999, and the parties are currently working on an extension to the agreement. Noven expects that the parties will complete the extension on satisfactory terms, but failure to extend the supply agreement could have a material adverse effect on Noven's business and results from operations. Designation of a supplier requires the affirmative vote of 4 of the 5 members of the Joint Venture's management committee.

SECOND GENERATION TRANSDERMAL ESTROGEN DELIVERY SYSTEM

         The Vivelle(R) and MENOREST products are technologically advanced matrix patch delivery systems for estrogen. Noven, however, has continued its efforts to improve its matrix patch technology, and these efforts have resulted in the successful development of a second generation transdermal estrogen replacement system. This second generation system, utilizing Noven's proprietary Dot Matrix(TM) technology, is only one-third the area of a Vivelle(R) or MENOREST system at any given dosage level, yet provides the same delivery of drug over a four day period. This new system is even more flexible and comfortable to wear than the first generation product, with a lower potential for skin irritation. This product is bioequivalent to Noven's first generation product and, like that product, is available in four dosage strengths.

         In January 1999, Noven received FDA approval to market this second generation system for the treatment of the symptoms of menopause. This product will be marketed and sold by the Joint Venture in the United States under the brand name Vivelle-Dot(TM). The Joint Venture also has marketing rights for this product in Canada and RPR has marketing rights in Japan.

         Pursuant to the license and supply agreements with the Joint Venture described above, Noven will manufacture the product for the Joint Venture and will receive royalties from the Joint Venture based on its sales of the product.

TRANSDERMAL COMBINATION ESTROGEN/PROGESTOGEN DELIVERY SYSTEM

         Noven's other major development in hormonal replacement therapy ("HRT") is a combination patch containing 17-beta estradiol and a progestogen, norethindrone acetate (NETA). In 1998, RPR, Noven's exclusive worldwide licensee for this product, received approval from the FDA, as well as by regulatory authorities in 13 foreign countries, for the treatment of menopausal symptoms. This product was the first combination transdermal therapy system approved for marketing by the FDA. RPR is presently marketing the product under the brand name CombiPatch(TM) in the United States and under the brand name Estalis(R) in Sweden.

         Benefits of estrogen replacement therapy include menopausal symptom control, osteoporosis prevention and cardiovascular protection. For women who have an intact uterus (non-hysterectomized), estrogen replacement therapy has been associated with an increased risk of uterine cancer. To address this situation, a combination therapy of estrogen and progestogen is prescribed. Using both products together has been shown to reduce the risk of endometrial cancer while continuing to produce the benefits of estrogen replacement therapy. Further, studies have shown that continuous use of both estrogen and low dose progestogen may be effective for many women in eliminating the monthly menstrual cycle or irregular bleeding and in providing endometrial protection. Noven believes that combination therapy should provide long-term HRT treatment opportunities to women experiencing natural menopause and could, therefore, expand the total HRT market.

         Pursuant to license and supply agreements with RPR, Noven manufactures the combination product for RPR and receives royalties from RPR based on RPR's sales of the product.

DEPENDENCE ON LICENSEES AND JOINT VENTURE

         During 1998, 14.5%, 25.7% and 53.5% of Noven's revenues were generated from sales to, and royalties received from, Novartis, the Joint Venture and RPR, respectively. Noven expects to be dependent on sales to RPR and the Joint Venture, as well as royalties generated from such parties' sales of its transdermal delivery systems, for a significant portion of its expected revenues for the next several years, and no assurance can be given regarding the amount and timing of such payments. Failure of such third parties to actively and successfully market these products would cause the quantity of products ordered from Noven and the amount of royalties ultimately paid to Noven to be reduced and would therefore have a material adverse effect on Noven's business and results of operations. Noven expects to be able to exert influence on the marketing of Vivelle(R) and Vivelle-Dot(TM) through its participation in the management of the Joint Venture, but the management committee of the Joint Venture is comprised of a majority of Novartis representatives. With respect to RPR's marketing efforts, Noven's agreements with RPR impose certain obligations on RPR, but there can be no assurance that such agreements will provide Noven with any meaningful level of protection or cause RPR to perform at a level that Noven deems satisfactory. RPR is presently engaged in a merger transaction, creating an additional level of uncertainty regarding RPR's future marketing efforts.

         In addition to Noven's dependence on royalties, Noven expects that a substantial majority of its earnings for the next several years will be generated from profits anticipated to be distributed by the Joint Venture, and no assurance can be given regarding the amount or timing of any such distributions. Although the Joint Venture's sales force is significantly smaller than the sales force promoting several competitive products, including the market leading product, the cost of the sales force represents a significant percentage of the Joint Venture's expected revenues. There can be no assurance that the Joint Venture's sales force will be successful. Failure of the Joint Venture to successfully market Vivelle(R) and to successfully launch and market Vivelle-Dot(TM) would have a material adverse effect on Noven's business and results of operations. See "Competition" below for a more complete description of the competitive factors affecting Noven and its business.

HRT MARKET OVERVIEW

         There are more than 40 million post-menopausal women in the United States, and this group is expected to grow by 50% within the next decade. Noven estimates that worldwide sales of all hormone replacement products, including those delivered transdermally, are approximately $2.5 billion to $3.0 billion annually. With the aging of the population worldwide, conditions and diseases such as menopause, osteoporosis and heart disease, which may benefit from hormone replacement therapy, are expected to become significantly more prevalent.

         Menopause begins when the ovaries cease to produce estrogen, or when both ovaries are removed surgically prior to natural menopause. The most common acute physical symptoms of natural or surgical menopause are hot flashes and night sweats, which can occur in up to 85% of menopausal women. One of the most common problems, after hot flashes, is vaginal dryness. This condition, which affects an estimated 25% percent of women, usually begins within five years after menopause. Moderate-to-severe menopausal symptoms can be treated by replacing the estrogen the body can no longer produce. Estrogen replacement therapy relieves hot flashes and night sweats effectively, and prevents drying and shrinking of the reproductive system.

         Another condition related to the inability to produce estrogen is osteoporosis, a progressive deterioration of the skeletal system through the loss of bone mass. The loss of estrogen in menopause causes increased skeletal resorption and decreased bone formation. Osteoporosis currently affects over 20 million women and contributes to approximately 1.5 million fractures annually in the United States. Morbidity and suffering associated with these fractures are substantial. Estrogen replacement prevents the loss of bone mass and reduces the incidence of vertebral and hip fractures in older women. Numerous medical studies and the National Institutes of Health recommend estrogen replacement therapy, exercise and Vitamin D as the most effective method of preventing osteoporosis in post-menopausal women.

         Heart disease is the number one killer of post-menopausal women in the United States. There have been in excess of 30 studies that provide evidence that estrogen replacement therapy reduces cardiovascular disease by approximately 50% in post-menopausal women. Various reported studies have suggested that estrogen replacement therapy may reduce the risk of colon cancer and may prevent or treat osteoarthritis, Alzheimer's disease, strokes, and tooth loss in menopausal women, as well as post-partum depression, but the efficacy of estrogen replacement therapy for the prevention or treatment of these conditions has not been conclusively demonstrated.

TRANSMUCOSAL DRUG DELIVERY

DESCRIPTION

         Large, complex, biotechnology molecules such as peptides, proteins and carbohydrates typically require an injectable route of delivery. When taken orally (as capsules or tablets) they are broken down and largely inactivated in the stomach and intestines. The transdermal route is also unsuitable for these molecules because they are often too large to pass through the skin intact. Transmucosal drug delivery, however, utilizing Noven's transmucosal patch technology, might offer a viable alternative. The lining of the mouth is thin and highly vascular and drugs can pass across into the bloodstream rapidly without being subjected to breakdown in the gastrointestinal tract. Noven's oral patch technology provides the opportunity to focus and maintain a high concentration of drug against the mucosa to maximize absorption. Transmucosal drug delivery systems utilize a bio-adhesive patch containing medication which adheres to the buccal mucosa. These systems then administer the drug across the mucosa and into the bloodstream. Transmucosal drug delivery systems also have many of the advantages associated with transdermal drug delivery, including non-invasive administration and controlled delivery.

         There has been only limited medical use of the buccal mucosal route for drug administration. The best known example of such use is nitroglycerin tablets, which dissolve under the tongue and provide a rapid therapeutic response in angina sufferers. Although drugs may pass from these tablet systems across the mucosa into the bloodstream, certain potential disadvantages exist, such as having to position the tablet against the mucosa in a constant fashion; the drug dissolving into the saliva; or the drug being swallowed. A transmucosal patch presents the advantage of focused drug delivery at the site of the application of the patch in the mouth; saliva will not dilute the delivery of the drug in the same way that it will for a transmucosal tablet. Transmucosal patch technology may also provide an alternative to the parenteral administration of large molecules such as peptides, proteins and carbohydrates.

         There are many other companies active in the development of transmucosal delivery systems. Challenges faced by Noven and these companies in developing marketable transmucosal systems include designing a stable transmucosal platform that will deliver drug at a predictable rate, creating an adhesive system that will adhere in a wet environment, and designing a product that a patient will find comfortable to wear.

PRODUCTS

DENTIPATCH(R)  - TRANSMUCOSAL LIDOCAINE DELIVERY SYSTEM

         Noven's first transmucosal delivery system, the DentiPatch(R) system, is a patented, proprietary technology consisting of a thin, solid state multi-laminate construction with a drug-bearing bio-adhesive that delivers lidocaine through the buccal mucosa over time. DentiPatch(R) was approved for marketing by the FDA in May 1996 and by the United Kingdom Medicines Control Agency in December 1998 and is the first FDA-approved, and still the only commercially available, oral transmucosal patch. Noven launched the product nationwide in April 1997. The product is the first topical anesthetic clinically proven to prevent pain when large needles are inserted to the bone. It is indicated for the prevention of pain from oral injections and soft tissue dental procedures. The DentiPatch(R) system is applied to the oral mucosa by the dentist or hygienist and quickly releases lidocaine which passes into the soft tissues producing an anesthetic effect.

         Noven is currently marketing the DentiPatch(R) system through its own marketing and sales department. Noven is seeking a marketing partner for this product for the North American market and is seeking distributors for foreign markets.

RESEARCH AND DEVELOPMENT

         Noven's research and development efforts are primarily focused on developing products in the following fields: hormone replacement therapy, cardiovascular disease, central nervous system conditions and pain management. For the years ended December 31, 1998, 1997 and 1996, Noven spent $6.8 million, $9.7 million and $8.7 million, respectively, for company-sponsored research and development activities. From time to time, Noven may supplement its research and development efforts by entering into research and development agreements, joint ventures and other collaborative arrangements with other companies to defray the cost of product development. Noven's research and development philosophy is to identify drugs that can be delivered either transdermally or transmucosally, which can be developed rapidly and which have substantial market potential. Noven also seeks therapies that can be improved by using Noven's innovative technologies. The majority of drugs that Noven will work on are already established agents being delivered to patients by means other than transdermally or transmucosally.

         Statements in this Form 10-K concerning the timing of regulatory filings and approvals are forward looking statements which are subject to risks and uncertainties. The length of time necessary to complete clinical trials and from submission of an application for market approval to a final decision by a regulatory authority varies significantly. No assurance can be given that Noven will have the financial resources necessary to complete the development of products under development, that those projects to which Noven dedicates sufficient resources will be successfully completed, that Noven will be able to obtain regulatory approval for any such product, or that any approved product may be produced in commercial quantities, at reasonable costs, and be successfully marketed, either by Noven or by a licensing partner. Similarly, there can be no assurance that Noven's competitors, many of whom have greater resources than Noven, will not develop and introduce products that will adversely affect Noven's business and results of operations.

         The following table summarizes the status of products marketed, approved and/or under development by Noven and is qualified by reference to the more detailed descriptions elsewhere in this Form 10-K. Noven has additional products in early development and continuously evaluates drugs that may be suitable for transdermal or transmucosal delivery.




Product                         Indication                   Regulatory Status            Marketing Rights
-------                         ----------                   -----------------            ----------------
TRANSDERMAL HRT

Estrogen/Vivelle(R) and           Menopausal Symptoms        FDA-approved;                Vivelle Ventures--
MENOREST                                                     Approved in 38 foreign       U.S.
                                                             countries                    Novartis--Canada
                                                                                          RPR--all other territories

                                Osteoporosis                 Approved in 36
                                                             foreign countries;
                                                             Study results
                                                             pending in U.S.

Second Generation               Menopausal Symptoms          FDA-approved                 Vivelle Ventures--
Estrogen/Vivelle-Dot(TM)                                                                  U.S. and Canada
                                                                                          RPR--Japan
                                                                                          Noven--all other
                                                                                          territories

                                Osteoporosis                 Pending results of studies
                                                             involving first generation
                                                             estrogen

Third Generation Estrogen       Menopausal Symptoms/         Pre-clinical development     RPR--Japan
                                Osteoporosis                                              Noven--all other
                                                                                          territories

Combination                     Menopausal Symptoms          FDA-approved;                RPR--Worldwide
Estrogen/Progestogen                                         Approved in 13 foreign
CombiPatch(TM)/Estalis(R)                                    countries

Second Generation Combination   Menopausal Symptoms/         Pre-clinical development     RPR--Worldwide
Estrogen/Progestogen            Osteoporosis

Androgen/Estrogen               Menopausal Symptoms/Libido   Pre-clinical development     Noven





Product                         Indication                   Regulatory Status            Marketing Rights
-------                         ----------                   -----------------            ----------------
TRANSMUCOSAL

Lidocaine/DentiPatch(R)         Dental pain control          FDA-approved;                Noven
                                                             Approved in U.K.

Ketoprofen                      Dental pain control          Pre-clinical development     Noven

Undisclosed molecules           Osteoporosis                 Pre-clinical development     Noven

OTHER TRANSDERMALS

Undisclosed molecules           Central nervous system       Phase I clinical trials      Noven

Undisclosed molecules           Central nervous system       Pre-clinical development     Noven

Nitroglycerin                   Angina pectoris              FDA tentative approval*      Noven

Clonidine                       Hypertension                 Phase I clinical trials      Noven

Scopolomine                     Motion sickness              IND filed                    Noven

Ketoprofen                      Pain relief                  Phase I clinical trials      Noven
                                                             completed

--------------------
*Subject to expiration or Noven's successful challenge of the relevant patent.

MARKETING

         Except for the DentiPatch(R) product, Noven has historically granted marketing rights to its products to larger pharmaceutical companies. As Noven develops new products, it will evaluate whether to license such products to a larger company with an established sales force or to utilize its own marketing and sales capabilities. Noven's evaluation will be conducted on a product-by-product basis and will include consideration of the characteristics of the particular market and the estimated costs associated with sales, marketing and distribution. These combined costs and Noven's financial position will be factored into the decision of whether to license or directly market the product. Noven expects that it will seek to retain manufacturing rights in any future licensing transactions, partly in an effort to safeguard its proprietary technology. There can be no assurance that Noven will be able to reach a favorable agreement in any particular transaction or collaborative arrangement.

         The establishment of the Joint Venture provided Noven with a sales force over which it has some management control. If Noven develops any products in the future for the women's healthcare market, it may seek to grant the marketing rights for such products to the Joint Venture.

MANUFACTURING

         Noven conducts its manufacturing operations in a facility comprised of two approximately 40,000 square foot buildings located on approximately 15 acres in Miami-Dade County, Florida that were inspected by the FDA in April 1996 and by the Medicines Control Agency of the United Kingdom in February 1996 and found to be in compliance with applicable regulatory requirements. This facility is currently producing MENOREST, Vivelle(R), Vivelle-Dot(TM), CombiPatch(TM) and DentiPatch(R) for commercial sale. With this facility, Noven's manufacturing capability is approximately 400 million patches per year. There is sufficient room for further development of existing facilities at this site that would significantly increase Noven's manufacturing capacity to accommodate additional products under development. Noven anticipates that full development of this site, including possible new construction on the property, can accommodate Noven's space requirements for the foreseeable future.

         Noven has the capacity to design, develop, build and maintain its production equipment, including fabrication of replacement parts where appropriate. Additionally, Noven's engineering expertise provides valuable support to its research and development groups by rapidly fabricating or modifying equipment essential in the product development program.

         Raw materials essential to Noven's business are generally readily available from multiple sources. Certain raw materials and components used in the manufacture of Noven's products are, however, available from limited sources, and in some cases, a single source. Any curtailment in the availability of such raw materials could be accompanied by production or other delays, and, in the case of products for which only one raw material supplier exists, could result in a material loss of sales, with consequent adverse effects on Noven's business and results of operations. In addition, because raw material sources for pharmaceutical products must generally be approved by regulatory authorities, changes in raw material suppliers may result in production delays, higher raw material costs and loss of sales and customers.

COMPETITION

         Noven's operations are conducted in highly competitive areas. All drug delivery products being developed by Noven will face competition from both conventional forms of drug delivery (i.e., oral and parenteral), and possibly alternate forms of drug delivery, such as controlled release oral delivery, liposomes, implants, gels and creams. In addition, some or all of the products being developed by Noven will face competition from other transdermal or transmucosal products that deliver the same drugs to treat the same indications.

         Competition in drug delivery systems is generally based on a company's marketing strength, product performance characteristics (i.e., reliability, safety, patient convenience) and product price. Acceptance by physicians and other health care providers including managed care groups is also critical to the success of a product. The first product on the market in a particular therapeutic area typically is able to obtain and maintain a significant market share. In a highly competitive marketplace and with evolving technology, there can be no assurances that additional product introductions or developments by others will not render Noven's products or technologies noncompetitive or obsolete.

         Noven faces competition from a number of companies in the development of transdermal and transmucosal drug delivery products, and competition is expected to intensify as more companies enter the field. Competitors include Alza Corporation, Cygnus Therapeutic Systems, Elan Corporation, plc, Watson Pharmaceuticals, Inc., LTS Lohman Therapy Systems, Ethical Holdings, plc, Cilag, a division of Johnson & Johnson, Schering-Plough, 3M Corp., Groupe Fournier and others. Some of these companies are substantially larger than Noven and have greater financial and research and development resources than Noven, as well as greater experience in developing and commercializing pharmaceutical products. Noven also competes with other drug delivery companies in the establishment of business arrangements with large pharmaceutical companies that may wish to collaborate with a drug delivery company in the development of certain products.

         Noven has attempted to minimize certain competitive risks by its technological innovation and by developing strategic alliances with Novartis and RPR. Noven also believes that its estrogen replacement systems have certain competitive advantages, such as their small size, reduced irritation and availability in several different dosages, although, unlike certain competitive products, Noven's estrogen replacement systems are not approved in the United States for the treatment or prevention of osteoporosis. Further, Noven believes that its technological expertise in developing and manufacturing other transdermal hormonal systems, such as its combination estrogen/progestogen delivery system and the second generation estrogen delivery system, should enable it to successfully compete.

         Other competitive factors affecting Noven's business include the prevalence and influence of managed care organizations, government organizations, buying groups and similar institutions that are able to seek price discounts and rebates on pharmaceutical products. As the influence of these entities continues to grow, Noven and its marketing partners may face increased pricing pressure. Outside of the United States, Noven's products may be affected by government price controls and reimbursement policies.

PATENTS AND PROPRIETARY RIGHTS

         Noven seeks to obtain patent protection on its delivery systems and manufacturing processes where possible. Noven has obtained 15 United States patents relating to its transdermal and transmucosal delivery systems and manufacturing processes and has over 100 pending patent applications worldwide.

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

         Noven is unaware of the existence of any challenges to the validity of its patents or of any third party claim of patent infringement with respect to any of its products that could have a material adverse effect on Noven's business or prospects.

         Although there is a statutory presumption as to a patent's validity, the issuance of a patent is not conclusive as to such validity, or as to the enforceable scope of the claims of the patent. There is no assurance that Noven's patents or any future patents will prevent other companies from developing similar or functionally equivalent products. Furthermore, there is no assurance that any of Noven's future processes or products will be patentable, that any pending or additional patents will be issued in any or all appropriate jurisdictions or that Noven's processes or products will not infringe upon the patents of third parties.

         Noven also attempts to protect its proprietary information under trade secret laws. Generally, Noven's agreements with each employee, licensing partner, consultant, university, pharmaceutical company and agent contain provisions designed to protect the confidentiality of its proprietary information. There can be no assurance that these agreements will not be breached, that Noven will have adequate legal remedies as a result thereof, or that Noven's trade secrets will not otherwise become known or be independently developed by others.

GOVERNMENT REGULATION

UNITED STATES

         Noven's operations are subject to extensive regulation by governmental authorities in the United States and other countries with respect to the testing, approval, manufacture, labeling, marketing and sale of pharmaceutical products. Noven devotes significant time, effort and expense addressing the extensive government regulations applicable to its business.

         The marketing of pharmaceutical products requires the approval of the FDA in the United States. The FDA has established regulations, guidelines and safety standards which apply to the pre-clinical evaluation, clinical testing, manufacturing and marketing of pharmaceutical products. The process of obtaining FDA approval for a new product may take several years and is likely to involve the expenditure of substantial resources. The steps required before a product can be produced and marketed for human use include: (i) pre-clinical studies;
(ii) submission to the FDA of an Investigational New Drug Exemption ("IND"), which must become effective before human clinical trials may commence in the United States; (iii) adequate and well controlled human clinical trials; (iv) submission to the FDA of a New Drug Application ("NDA") or, in some cases, an Abbreviated New Drug Application ("ANDA"); and (v) review and approval of the NDA or ANDA by the FDA. An NDA generally is required for products with new active ingredients, new indications, new routes of administration, new dosage forms or new strengths. An NDA requires that complete clinical studies of a product's safety and efficacy be submitted to the FDA, the cost of which is substantial. These costs can be reduced, however, for delivery systems which utilize approved drugs. Limited testing may begin on humans after submission and approval of the IND.

         An ANDA involves an abbreviated approval process that may be available for products that have the same active ingredient(s), indication, route of administration, dosage form and dosage strength as an existing FDA-approved product, if clinical studies have demonstrated bio-equivalence of the new product to the FDA-approved product. Under FDA ANDA regulations, companies that seek to introduce an ANDA product must also certify that the product does not infringe on the approved product's patent or that such patent has expired. If the applicant certifies that its product does not infringe on the approved product's patent, legal action may ensue to determine the relative rights of the parties and the application of the patent, and the FDA may not finally approve the ANDA until a court finally determines that the applicable patent is invalid or would not be infringed by the applicant's product.

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

         Foreign and domestic manufacturing facilities are subject to periodic inspections for compliance with the FDA's good manufacturing practices ("GMP") regulations and each domestic drug manufacturing facility must be registered with the FDA. In complying with standards set forth in these regulations, Noven must expend significant time, money and effort in the area of quality assurance to insure full technical compliance. Facilities handling controlled substances, such as Noven, also must be licensed by the United States Drug Enforcement Administration. Noven has produced transdermal drug delivery products in accordance with the FDA's GMP regulations for clinical trials, manufacturing process validation studies and commercial sale. FDA approval to manufacture a drug is site specific. In the event an approved manufacturing facility for a particular drug becomes inoperable, obtaining the required FDA approval to manufacture such drug at a different manufacturing site could result in production delays, which could adversely affect Noven's business and results of operations.

       The federal and state governments in the United States, as well as many foreign governments, including the United Kingdom, from time to time explore ways to reduce medical care costs through health care reform. Due to uncertainties regarding the ultimate features of reform initiatives and their enactment and implementation, Noven cannot predict what impact any reform proposal ultimately adopted may have on the pharmaceutical industry or on the business or operating results of Noven.

       Noven's activities are subject to various federal, state and local laws and regulations regarding occupational safety, laboratory practices, environmental protection and hazardous substance control, and may be subject to other present and possible future local, state, federal and foreign regulations. Under certain of these laws, Noven could be liable for substantial costs and penalties in the event that waste is disposed of improperly. While it is impossible to accurately predict the future costs associated with environmental compliance and potential remediation activities, compliance with environmental laws is not expected to require significant capital expenditures and has not had, and is not presently expected to have, a material adverse effect on Noven's earnings or competitive position.

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

EMPLOYMENT

         Noven employs approximately 190 people; approximately 80 are engaged in manufacturing and process development, 15 in research and development, 40 in medical affairs, regulatory affairs, quality assurance and quality control and 55 in marketing and administration. Most of Noven's scientific and engineering employees have had prior experience with pharmaceutical or medical product companies. No employee is represented by a union and Noven has never experienced a work stoppage. Noven believes its employee relations are good. In addition to the employees employed directly by Noven, the Joint Venture has a contract sales force of approximately 110 individuals that are managed by Noven under the terms of the Joint Venture agreement.

RISK OF PRODUCT LIABILITY CLAIMS

         Testing, manufacturing and marketing pharmaceutical products subject Noven to the risk of product liability claims. Noven believes that it maintains an adequate amount of product liability insurance, but there can be no assurance that its insurance will cover all future claims or that Noven will be able to maintain existing coverage or obtain additional coverage at reasonable rates. There can be no assurance that claims arising under any product liability cases, whether or not covered by insurance, will not have a material adverse effect on Noven's business, financial condition or results of operations.

SEASONALITY

         There are no significant seasonal aspects to Noven's business.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         Except for historical information contained herein, the matters discussed herein are forward looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve risks and uncertainties, including but not limited to economic, competitive, governmental and technological factors affecting Noven's operations, markets, products and prices, and other factors discussed elsewhere in this report and the documents filed by Noven with the Securities and Exchange Commission ("SEC"). These factors may cause Noven's results to differ materially from the statements made in this report or otherwise made by or on behalf of Noven.

ITEM 2.  PROPERTIES.

         Noven's headquarters and manufacturing facilities are located on a 5.5 acre site in Miami, Florida. On this site, Noven owns an approximately 28,000 square foot building which is used for laboratory, engineering, office and administrative purposes. Noven also leases from RPR, for nominal rent, two approximately 40,000 square foot buildings on this site, which are being used by Noven for manufacturing, engineering, administrative and warehousing purposes. The lease has a term of 31.5 years and Noven has an option to purchase the leased facilities at any time during the term. RPR may terminate the lease prior to the expiration of its term upon termination or expiration of the 1992 license agreement between Noven and RPR. Termination of the lease by RPR could have a material adverse effect on the business and results of operations of Noven.

         Noven also owns 9.5 acres of vacant land on a contiguous site that could accommodate up to 160,000 square feet of new buildings for a variety of manufacturing, warehousing and developmental purposes. Noven believes that its facilities are in satisfactory condition, are suitable for their intended use and, in the aggregate, have capacities in excess of those necessary to meet Noven's present needs.

         Noven's sole manufacturing facility and its research and development activities, as well as its corporate headquarters and other critical business functions, are located in an area subject to hurricane casualty risk. Although Noven has certain limited protection afforded by insurance, Noven's business, earnings and competitive position could be materially adversely affected in the event of a major windstorm or other casualty.

ITEM 3. LEGAL PROCEEDINGS.

         Noven is a party to pending legal proceedings arising in the normal course of business, none of which Noven believes is material to its financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Noven did not submit any matters to a vote of stockholders during the fourth quarter of the fiscal year ended December 31, 1998.

EXECUTIVE OFFICERS OF THE REGISTRANT

         Set forth below is a list of the names, ages, positions held and business experience during the past five years of the persons serving as executive officers of Noven as of March 20, 1999. Officers serve at the discretion of the Board of Directors. There is no family relationship between any of the executive officers, and there is no arrangement or understanding between any executive officer and any other person pursuant to which the executive officer was selected.

         JAMES B. MESSIRY. Mr. Messiry, age 56, has been Vice President and Chief Financial Officer of the Corporation since January 1999. From 1979 through 1985, and subsequently from 1991 until 1998, he served the Bacardi group of companies in a variety of senior executive positions in Europe and North America, most recently as Vice President of Bacardi-Martini, Inc. Between 1986 and 1991, Mr. Messiry held senior finance positions at Dole Fresh Fruit and Beatrice Latin America. From 1973 to 1979, Mr. Messiry served Pfizer, Inc. in various financial and strategic planning roles.

         STEVEN SABLOTSKY. Mr. Sablotsky, age 44, is a founder of Noven. He has served as Chairman of the Board of Directors since Noven's organization in 1987, and served as President and Chief Executive Officer from January 1987 until December 1997. He is a member of the American Institute of Chemical Engineers.

         ROBERT C. STRAUSS. Mr. Strauss, age 57, has been President and Chief Executive Officer and a Director of the Corporation since December 1997. From March 1997 to July 1997, he served as President and Chief Operating Officer and a Director of IVAX Corporation. From 1983 to 1997, he served in various executive positions with Cordis Corporation, most recently as its Chairman of the Board, President and Chief Executive Officer. Mr. Strauss serves on the Board of Directors of Eclipse Surgical Technologies, Inc. (medical devices), Columbia Laboratories, Inc. (pharmaceuticals) and American Bankers Insurance Group, Inc. (insurance).

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         (a)  Market Information

         Noven's Common Stock is listed on the Nasdaq Stock Market and is traded under the symbol NOVN. The following table sets forth, for the periods indicated, the high and low sale prices for the Common Stock as reported on the Nasdaq Stock Market.

                                          High Price                 Low Price
                                          ----------                 ---------
First Quarter, 1997                        16 1/8                      7 7/8
Second Quarter, 1997                        9 1/8                      5 3/4
Third Quarter, 1997                        11 1/8                      7
Fourth Quarter, 1997                        8 3/4                      6

First Quarter, 1998                         9 1/4                      6 1/8
Second Quarter, 1998                        7 5/16                     5 1/8
Third Quarter, 1998                         7 3/4                      2 11/16
Fourth Quarter, 1998                        6 3/8                      3 1/2

         (b)  Holders.

         As of March 1, 1999 the number of stockholders of record was 633 and the approximate number of beneficial owners was 6,692.

         (c)  Dividends.

         Noven has never paid a cash dividend on its Common Stock, intends to retain all earnings for the operation and expansion of its business and does not anticipate paying cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

The selected financial data presented below is derived from the audited financial statements of Noven. The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and related notes appearing elsewhere in this Form 10-K.


                                                                  Year Ended December 31,
                                                -----------------------------------------------------------
                                                  1998        1997        1996        1995           1994
                                                --------    --------    --------    ---------      --------
                                                             (in thousands, except per share amounts)
Statement of Operations Data:
Revenues:
  Product sales                                 $ 20,114    $ 12,395    $ 19,652    $   8,747      $    295
  License revenue                                  1,728       1,872         815        1,703         4,155
                                                --------    --------    --------    ---------      --------

Total revenue                                     21,842      14,267      20,467       10,450         4,450

Expenses:
  Cost of products sold                            9,447       5,180      10,021        4,814           148
  Research and development                         6,808       9,723       8,730       10,509         8,036
  Marketing, general and
    administrative                                10,105       9,845       4,878        3,442         2,805
                                                --------    --------    --------    ---------      --------

         Total expenses                           26,360      24,748      23,629       18,765        10,989

Interest income                                      439         893       1,178        1,682         1,214
Other income                                          --          31          --           52           381
                                                --------    --------    --------    ---------      --------

Net loss                                        $ (4,079)   $ (9,557)   $ (1,984)   $  (6,581)     $ (4,944)
                                                ========    ========    ========    =========      ========

Net loss per share                              $   (.19)   $   (.47)   $   (.10)   $    (.34)     $   (.28)
                                                ========    ========    ========    =========      ========

Balance Sheet Data:
Working capital                                 $  9,073    $ 18,683    $ 24,859     $ 27,560      $ 35,047
Investment in Vivelle Ventures LLC                 7,500          --          --           --            --
Total assets                                      40,156      38,224      44,229       48,646        54,365
Accumulated deficit                              (37,683)    (33,604)    (24,047)     (22,063)      (15,483)
Stockholders' equity                              28,325      29,881      36,077       38,030        44,546


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion and analysis should be read in conjunction with the 1998 Financial Statements and the related notes included in this Form 10-K. Except for historical information contained herein, the matters discussed are forward looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve risks and uncertainties, including but not limited to economic, competitive, governmental and technological factors affecting Noven's operations, markets, products and prices, and other factors. These factors, which are discussed elsewhere in this report and in the documents filed by Noven with the Securities and Exchange Commission ("SEC"), may cause Noven's results to differ materially from the statements made in this report or otherwise made by or on behalf of Noven.

GENERAL

         From its inception in 1987 through 1994, Noven engaged primarily in the development of advanced transdermal and transmucosal drug delivery systems. During this period, Noven's revenues consisted primarily of amounts paid to Noven under license agreements with Novartis Pharmaceuticals Corporation (f/k/a Ciba Geigy Corporation) ("Novartis") and Rhone Poulenc Rorer Inc. ("RPR"). In 1995, after receipt of regulatory approvals for its first generation transdermal estrogen delivery system, a significant portion of Noven's revenues was derived from the sale of this product to Novartis and RPR. In 1996, revenues from the sale of this product increased substantially as Novartis and RPR purchased product to supply their distribution channels and build their own inventory positions. In 1997, although retail sales of the products increased over 1996, Noven experienced lower sales as Novartis, RPR and their distributors reduced inventories.

         In May 1998, Noven and Novartis formed a joint venture company called Vivelle Ventures LLC (the "Joint Venture") to market and sell women's healthcare products, with the initial focus on marketing Noven's first generation estrogen delivery system, Vivelle(R). The Joint Venture is managed by a committee consisting of 5 members, 3 of which are appointed by Novartis and 2 of which are appointed by Noven. Noven contributed $7.5 million in return for a 49% equity interest in the Joint Venture. The Joint Venture modified the prior relationship in which Noven had licensed Novartis the exclusive right to market Vivelle(R) in the United States and Canada, and had received royalties from Novartis based upon Novartis' sales. Novartis contributed its rights to Vivelle(R) to the Joint Venture and also licensed the right to use the Vivelle(R) trademark in return for a 51% equity interest in the Joint Venture. In January 1999, Noven received FDA approval for its second generation estrogen delivery system, Vivelle-Dot(TM). Noven expects that Vivelle-Dot(TM) will be launched by the Joint Venture in the United States in the first half of 1999. Under the terms of the agreements, Noven manufactures Vivelle(R) and Vivelle-Dot(TM), performs marketing, sales and promotional activities, and receives royalties from the Joint Venture based on the Joint Venture's sales of the products. Novartis distributes Vivelle(R) and Vivelle-Dot(TM) and provides certain other services to the Joint Venture, including marketing to the managed care sector.

         The agreement provides for an annual preferred return of $6.1 million to Novartis and then an allocation of income between Novartis and Noven according to a contractual formula depending upon sales levels attained. Noven's share of income increases as product sales increase, subject to a cap of 50%. The Joint Venture did not produce sufficient income in 1998 under the established formula for Noven to recognize income from the Joint Venture. Under the terms of the agreement, however, the Joint Venture did generate sufficient income to meet Novartis' preferred return. Subject to the approval of the Joint Venture's management committee, cash may be distributed quarterly to Novartis and Noven based upon a contractual formula. Noven expects that a substantial majority of its earnings for the next several years will be generated from profits to be allocated by the Joint Venture, and no assurance can be given regarding the amount or timing of any such allocations.

         Noven expects that revenues from product sales to its licensees will fluctuate from quarter to quarter and year to year depending upon various factors not in Noven's control, including, but not limited to, the timing of the launch of Vivelle-Dot(TM), the inventory requirements of each licensee, and possible special selling efforts undertaken by each licensee.

         In 1998, RPR received regulatory approval from the FDA and from certain European regulatory authorities to market Noven's transdermal combination estrogen/progestogen delivery system. RPR is presently marketing the product in the United States and Sweden.

         Noven is dependent on sales of its transdermal estrogen and combination estrogen/progestogen delivery systems to the Joint Venture and RPR, and royalties generated from such parties' retail sales of these products, for substantially all of its revenues. RPR is presently engaged in a merger transaction, and there can be no assurance that RPR's marketing efforts will not diminish following consummation of the merger. A failure by either of such parties to actively and successfully market Noven's products would have a material adverse effect on Noven's business and results from operations.

RESULTS OF OPERATIONS

1998 COMPARED TO 1997

         Total revenues increased 53% from $14.3 million in 1997 to $21.8 million in 1998. The increase in revenues was primarily a result of the increase in sales of Vivelle(R), Noven's first generation transdermal estrogen delivery system, and the launch of Noven's CombiPatch(TM) transdermal combination estrogen/progestogen delivery system. Royalties from transdermal estrogen delivery systems are included in product sales.

         License revenues decreased 8% from $1.9 million in 1997 to $1.7 million in 1998. License revenues were primarily attributable to milestone payments received from licensees. Noven does not expect any significant licensing revenue or milestone payments in 1999 from existing contracts.

         Cost of products sold increased 82% from $5.2 million in 1997 to $9.4 million in 1998. The gross margin percentage on product sales was 53% in 1998 and 58% in 1997. The decrease in gross margins resulted primarily from a decrease in manufacturing efficiency caused by initial manufacturing costs associated with CombiPatch(TM), and to a lesser extent from a shift in product mix.

         Research and development expenses decreased 30% from $9.7 million in 1997 to $6.8 million in 1998. The decrease was attributable to a reduction in process development activity and reduced costs for validation of manufacturing equipment and facilities. Research and development expenses for new products were flat. New product development in 1998 included transdermal delivery systems for hormone deficiency, nonsteroidal anti-inflammatory agents, and central nervous system and cardiovascular drugs. The future level of research and development expenditures will depend on, among other things, the status of products under development and the outcome of clinical trials, strategic decisions by management, the consummation of new license agreements and Noven's liquidity.

         Marketing, general and administrative expenses increased 3% from $9.8 million in 1997 to $10.1 million in 1998 due to increases in staffing and associated office expenses.

         Interest income decreased 51% from $893,000 in 1997 to $439,000 in 1998 due to lower average cash and cash equivalents balances.

1997 COMPARED TO 1996

         Total revenues decreased 30% from $20.5 million in 1996 to $14.3 million in 1997. The decrease in revenue was a result of the decrease in product sales of Noven's first generation transdermal estrogen delivery system to its licensees. Royalties from transdermal estrogen delivery systems are included in product sales.

         License revenues increased 130% from $815,000 in 1996 to $1.9 million in 1997, reflecting an increase in milestone payments received pursuant to license agreements.

         Cost of products sold decreased 48% from $10.0 million in 1996 to $5.2 million in 1997. Gross margin percentage was 58% in 1997 and 49% in 1996. The gross margins increase was the result of a shift in the product sold to each licensee and manufacturing efficiencies, including those relating to higher production volumes.

         Research and development expenses increased 11% from $8.7 million in 1996 to $9.7 million in 1997. The increase was attributable to new product development and manufacturing process development activity. New product development included work related to transmucosal delivery systems in the areas of dental therapeutics and larger molecular entities and transdermal delivery systems for hormone deficiency, nonsteroidal anti-inflammatory agents, central nervous system and cardiovascular drugs.

         Marketing, general and administrative expenses increased 102% from $4.9 million in 1996 to $9.8 million in 1997, due to initial marketing support of the DentiPatch(R) system and an increase in staffing and office expenses.

         Interest income decreased 24% from $1.2 million in 1996 to $893,000 in 1997 due to lower average cash and cash equivalent balances.

YEAR 2000 COMPLIANCE

         Noven believes that its Year 2000 project is proceeding on schedule. The project is addressing potential problems in certain computer programs and embedded chips, which represent the calendar year with only the last two digits. There is a risk that, with respect to the change in calendar year from 1999 to 2000, some programs or chips could interpret "00" as "2000", "1900", or some other input. The project addresses issues in critical business areas related to information technology ("IT") systems and non-IT systems with embedded technology.

STATUS

         Noven initiated its Year 2000 project in early 1998 and engaged an independent consulting company to assist in coordinating its Year 2000 project. The initial inventory, assessment and prioritization and planning phases were completed by May 1998. Noven has completed the testing and remediation of its IT systems and anticipates that the remediation and testing of internal non-IT systems will be completed by mid-1999. None of Noven's other IT projects have been materially delayed or impacted by the Year 2000 Project. The book value of computers, software and equipment that will need to be written off as a result of not being Year 2000 compliant is immaterial.

         Noven has commenced efforts to determine the extent to which it may be affected by Year 2000 issues of third parties, including suppliers, customers, service providers and certain agencies and regulatory organizations. Noven has been reviewing and continues to review with its critical suppliers and major customers the status of their Year 2000 readiness. Some third parties have either declined to provide the requested information or have limited the scope of their assurances. Noven has established a plan for the continued monitoring of critical business partners during 1999.

COSTS

         The estimated total cost of the Year 2000 project is $250,000. As of December 31, 1998, Noven had incurred costs of approximately $150,000 related to this project. The project is being funded by cash on hand and from internally generated funds, which Noven expects to be adequate to complete the project.

RISKS

         Noven believes that failure to correct a material Year 2000 problem could result in an interruption in, or failure of, certain normal business activities or operations. Noven is unable to determine at this time whether the results of any Year 2000 readiness issues will have an impact on Noven's results of operations, liquidity or financial condition. The Year 2000 project is expected to significantly reduce Noven's level of uncertainty about Year 2000 problems, including the Year 2000 compliance and readiness of its material third parties. Noven believes that its programs for Year 2000 readiness will significantly improve its ability to deal with its own Year 2000 readiness issues and those of material third parties. A contingency plan has not been developed for dealing with the most reasonably likely worst case scenario, and such scenario has not yet been clearly identified. Noven currently plans to complete such analysis and develop and implement any necessary contingency plans by December 31, 1999. Such plans will not, however, guarantee that no material adverse effects will occur.

         The costs of Noven's Year 2000 project and the dates on which Noven believes it will complete the various phases of this project are based upon management's best estimates, which were derived using numerous assumptions regarding future events, including the continued availability of certain resources, third-party remediation plans and other factors. There can be no assurance that these estimates will prove to be accurate, and actual results could differ materially from those currently anticipated. Specific factors that could cause such material differences include, but are not limited to, the availability and cost of personnel trained in Year 2000 issues, the ability to identify, assess, remediate and test all relevant computer code and embedded technology, the performance of new systems and equipment, the reduction of productivity pending completion of employee training and similar uncertainties.

LIQUIDITY AND CAPITAL RESOURCES

         Noven has historically financed its operations through public offerings of common stock, including the exercise of warrants issued in connection with the first such offering, private placements of its equity securities, license and contract revenues, and interest income. Cash generated from these sources was sufficient to fund the losses experienced by Noven through 1998. As of December 31, 1998 and 1997, Noven had $5.6 million and $11.3 million, respectively, in cash and cash equivalents.

         Net cash used in operating activities for the year ended December 31, 1998 was $5.0 million compared to $4.2 million for the year ended December 31, 1997. Cash used in 1998 funded the net operating loss and increases in accounts receivable and inventories, partially offset by increases in accounts payable and compensation and other accrued liabilities. Cash used in 1997 funded the net operating loss offset by a decrease in accounts receivable and inventories and an increase in accounts payable.

         During the year ended December 31, 1998, Noven's cash flow used in investing activities was $3.4 million, compared to $6.7 million provided by investing activities in the prior year. Net cash used during 1998 in investing activities was primarily for the investment in the Joint Venture, property and equipment, and patent costs, partially offset by the sale of securities held to maturity. Net cash provided by investing activities during 1997 was primarily derived from the sale of securities held to maturity, offset by the investment in property and equipment and patent costs. As of December 31, 1998, Noven had no significant commitments for capital expenditures.

         During the year ended December 31, 1998, Noven's financing activities provided approximately $2.7 million, compared to $3.4 million provided in the prior year. In 1998, net cash provided by financing activities was primarily from Novartis' purchase of approximately 966,000 of shares of common stock for $2.5 million. In 1997, net cash was provided by RPR's purchase of 500,000 shares of common stock for $4.0 million, offset by Noven's purchase of 97,100 shares of treasury stock for $663,000. The balance of the cash provided by financing activities in 1998 and 1997 was due to the exercise of options pursuant to the employee stock option plan.

         Noven's principal sources of short term liquidity are existing cash and cash generated from product sales, royalties under license agreements and distributions from the Joint Venture, which Noven believes will be sufficient to meet its operating needs and anticipated capital requirements over the short term. For the long term, Noven intends to utilize funds derived from these sources, as well as funds generated through sales of products under development. Noven expects that such funds will be comprised of payments received pursuant to future licensing arrangements, as well as Noven's direct sales of its own products. There can be no assurance that Noven will successfully complete the development of products under development, that Noven will obtain regulatory approval for any such products, or that any approved product may be produced in commercial quantities, at reasonable costs, and be successfully marketed. To the extent that capital requirements exceed available capital, Noven will need to seek alternative sources of financing to fund its operations. Noven has no existing credit facility and no assurance can be given that alternative financing will be available, if at all, in a timely manner, on favorable terms. If Noven is unable to obtain satisfactory alternative financing, Noven may be required to delay or reduce its proposed expenditures, including expenditures for research and development, or sell assets in order to meet its future obligations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Noven does not believe that it has material exposure to market rate risk. Noven has no material debt obligations. Noven may, however, require additional financing to fund future obligations and no assurance can be given that the terms of future sources of financing will not expose Noven to material market rate risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         See Index to Financial Statements at page 34 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information concerning directors required by item 10 is incorporated by reference to Noven's Proxy Statement for its 1999 Annual Meeting of Shareholders. The information concerning executive officers required by item 10 is contained in the discussion entitled "Executive Officers of the Registrant" in Part I hereof.

ITEM 11. EXECUTIVE COMPENSATION.

         The information required by item 11 is incorporated by reference to Noven's Proxy Statement for its 1999 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by item 12 is incorporated by reference to Noven's Proxy Statement for its 1999 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by item 13 is incorporated by reference to Noven's Proxy Statement for its 1999 Annual Meeting of Shareholders.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(A)(1)   FINANCIAL STATEMENTS

         See Index to Financial Statements at page 34 of this report.

(A)(2)   FINANCIAL STATEMENT SCHEDULES

         All schedules have been omitted because the required information is not applicable or the information is included in the consolidated financial statements or the notes thereto.

(A)(3)   EXHIBITS


  EXHIBIT
   NUMBER                         DESCRIPTION                                    METHOD OF FILING
  -------                         -----------                                    ----------------
    3.1    Noven's Restated Certificate of Incorporation.                         Filed herewith.

    3.2    Noven's By-laws, as amended and restated as of April 28,               Incorporated by reference to
           1992.                                                                  Exhibit 3.5 of Noven's Form 10-K
                                                                                  for the year ended December
                                                                                  31, 1993 (File No. 1-09623).

    4.1  Warrant issued to Ciba-Geigy Corporation dated                           Incorporated by reference to
         November 28, 1994.                                                       Exhibit 10.23 of Noven's Form
                                                                                  10-K for the year ended
                                                                                  December 31, 1994 (File
                                                                                  No. 1-09623).

   10.1  Noven Pharmaceuticals, Inc. Amended and                                  Incorporated by reference to
         Restated Stock Option Plan.*                                             Noven's Form 10-K for the year
                                                                                  ended December 31, 1990 (File
                                                                                  No. 1-09623), as further
                                                                                  amended on June 23, 1992 and
                                                                                  incorporated by reference to the
                                                                                  definitive Proxy Statement dated
                                                                                  May 11, 1992, for the Annual
                                                                                  Meeting of Shareholders held on
                                                                                  June 23, 1992.


  EXHIBIT
   NUMBER                         DESCRIPTION                                    METHOD OF FILING
  -------                         -----------                                    ----------------
   10.2  Noven Pharmaceuticals, Inc. 1997 Stock Option Plan.*                    Incorporated by reference to Noven's
                                                                                 definitive Proxy Statement dated May
                                                                                 1, 1997, for the Annual Meeting of
                                                                                 Shareholders held on June 3, 1997.

   10.3  Employment Agreement between Noven and                                  Incorporated by reference to Exhibit
         Robert C. Strauss dated December 12, 1997.*                             10.31 of Noven's Form 10-K for the
                                                                                 year ended December 31, 1997 (File
                                                                                 No. 1-09623).

   10.4  Form of Indemnification Agreement for Directors                         Filed herewith.
         and Officers.

   10.5  Agreement between Noven and Rorer Group, Inc.                           Incorporated by reference to Exhibit
         (now known as Rhone-Poulenc Rorer, Inc.)                                10.2 of Noven's Form 10-K for the
         April 27, 1989, as amended on June 22, 1990 (with                       year ended December 31, 1995 (File
         certain provisions omitted pursuant to Rule 24b-2).                     No. 1-09623).

   10.6  License Agreement between Noven and Ciba-Geigy                          Incorporated by reference to Exhibit
         Corporation dated November 15, 1991 (with certain                       10.9 of Amendment No. 1 to Noven's
         provisions omitted pursuant to Rule 406).                               Registration Statement on Form S-2
                                                                                 (File No. 33-45784).

   10.7  License Agreement and Supply Agreement between Noven and                Incorporated by reference to Exhibit
         Rhone-Poulenc Rorer Pharmaceuticals Inc. dated June 26,                 10.13 of Noven's Form 10-K for the
         1992 (with certain provisions omitted pursuant to Rule                  year ended December 31, 1992 (File
         24b-2).                                                                 No. 1-09623).

   10.8  Agreement between Noven and Turnpike-McNeil Development                 Incorporated by reference to Exhibit
         Limited dated January 29, 1993 (re: real property).                     10.17 of Noven's Form 10-K for the
                                                                                 year ended December 31, 1992 (File
                                                                                 No. 1-09623).

   10.9  Agreement between Noven and Turnpike-McNeil Development                 Incorporated by reference to Exhibit
         Limited dated January 29, 1993 (re: real property and                   10.18 of Noven's Form 10-K for the
         building).                                                              year ended December 31, 1992 (File
                                                                                 No. 1-09623).


  EXHIBIT
   NUMBER                         DESCRIPTION                                    METHOD OF FILING
  -------                         -----------                                    ----------------
   10.10 Industrial Lease between Rhone-Poulenc Rorer                            Incorporated by reference to
         Pharmaceuticals Inc. and Noven dated March 23, 1993 and                 Exhibit 10.20 of Noven's Form 10-K
         effective February 16, 1993 (with certain provisions                    for the year ended December 31, 1993
         omitted pursuant to Rule 24b-2).                                        (File No. 1-09623).

   10.11 Second Amendment dated May 13, 1993 to Agreement between                Incorporated by reference to Exhibit
         Noven and Rhone-Poulenc Rorer, Inc. (successor to Rorer                 10.21 of Noven's Form 10-K for the
         Group, Inc.) dated April 27, 1989 (with certain                         year ended December 31, 1993
         provisions omitted pursuant to Rule 24b-2).                             (File No. 1-09623).

   10.12 Supply Agreement between Noven and Ciba-Geigy                           Incorporated by reference to Exhibit
         Corporation, Pharmaceuticals Division, dated                            10.27 of Noven's Form 10-Q(A-2) for
         August 31, 1995 and effective March, 1996 (certain                      the quarter ended March 31, 1996
         portions have been omitted pursuant to Rule 24b-2).                     (File No. 0-17254).

   10.13 Amendment dated May 6, 1996 to the June 9, 1994 Amendment               Incorporated by reference to Exhibit
         to the License Agreement and the Supply Agreement, each                 10.28 to Noven's Form 10-Q(A) for
         dated April 27, 1989 by and between Noven and Rhone-Poulenc             the quarter ended June 30, 1996
         Rorer, Inc.(with certain portions omitted pursuant to                   (File No. 0-17254).
         Rule 24b-2).

   10.14 Formation Agreement by and between Novartis                             Incorporated by reference to Exhibit
         Pharmaceuticals Corporation and Noven dated as                          10.32 to Noven's Form 10-Q for the
         of May 1, 1998.                                                         quarter ended March 31, 1998 (File
                                                                                 No. 0-17254).

   10.15 Operating Agreement of Vivelle Ventures LLC (a                          Incorporated by reference to Exhibit
         Delaware limited liability company) dated as of                         10.33 to Noven's Form 10-Q for the
         May 1, 1998.                                                            quarter ended March 31, 1998 (File
                                                                                 No. 0-17254).

   10.16 Marketing and Promotional Agreement by and                              Incorporated by reference to Exhibit
         between Noven and Vivelle Ventures LLC                                  10.4 to Noven's Form 10-Q for the
         dated as of May 1, 1998.                                                quarter ended March 31, 1998 (File
                                                                                 No. 0-17254).

   10.17 Sublicense Agreement by and among Novartis                              Incorporated by reference to Exhibit
         Pharmaceuticals Corporation, Noven and                                  10.35 to Noven's Form 10-Q for the
         Vivelle Ventures LLC dated as of May 1, 1998.                           quarter ended March 31, 1998 (File
                                                                                 No. 0-17254).



  EXHIBIT
   NUMBER                         DESCRIPTION                                    METHOD OF FILING
  -------                         -----------                                    ----------------
   10.18 Limited Assignment Agreement by and among Novartis                      Incorporated by reference to Exhibit
         Pharmaceuticals Corporation, Noven and                                  10.36 to Noven's Form 10-Q for the
         Vivelle Ventures LLC dated as of May 1, 1998.                           quarter ended March 31, 1998 (File
                                                                                 No. 0-17254).

   23    Consent of Deloitte & Touche LLP.                                       Filed herewith.

   27    Financial Data Schedule.                                                Filed herewith.

---------------

*  Compensation Plan or Agreement.

 (b)      REPORTS ON FORM 8-K.

          No Current Reports on Form 8-K were filed by Noven during the quarter ended December 31, 1998.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: March 29, 1999                           NOVEN PHARMACEUTICALS, INC.


  By: /s/ Robert C. Strauss                     By: /s/ Steven Sablotsky
      ---------------------                         ----------------------------
      Robert C. Strauss                            Steven Sablotsky
      President and Chief Executive Officer        Chairman of the Board

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

Signature                                          Title                                Date
---------                                          -----                                ----
By: /s/ Steven Sablotsky                    Chairman of the Board                       March 29, 1999
    ------------------------------
    Steven Sablotsky



By: /s/ Robert C. Strauss                   Principal Executive                         March 29, 1999
    ------------------------------          Officer and Director
    Robert C. Strauss
    (President and CEO)



By: /s/ James B. Messiry                    Principal Financial Officer                 March 29, 1999
    -----------------------------
    James B. Messiry
    (Chief Financial Officer)



By: /s/ Leonard E. Maniscalco               Principal Accounting                        March 29, 1999
    -----------------------------           Officer
    Leonard E. Maniscalco
   (Executive Director - Finance)



By: /s/ Sheldon H. Becher                   Director                                     March 29, 1999
   ------------------------------
   Sheldon H. Becher



Signature                                          Title                                Date
---------                                          -----                                ----
By: /s/ Sidney Braginsky                    Director                                    March 29, 1999
    -----------------------------
      Sidney Braginsky



By: /s/ Rodolfo C. Bryce                    Director                                    March 29, 1999
    -----------------------------
      Rodolfo C. Bryce



By: /s/ Lawrence J. Dubow                    Director                                   March 29, 1999
   ------------------------------
      Lawrence J. DuBow



By: /s/ Mitchell Goldberg                    Director                                   March 29, 1999
    -----------------------------
      Mitchell Goldberg


                          INDEX TO FINANCIAL STATEMENTS

                                                                          Page
                                                                          ----
REPORT OF INDEPENDENT AUDITORS
         Deloitte & Touche LLP                                             35

FINANCIAL STATEMENTS

Balance Sheets as of December 31, 1998 and 1997                            36

Statements of Operations for the years ended
         December 31, 1998, 1997 and 1996                                  37

Statements of Stockholders' Equity for the years
         ended December 31, 1998, 1997 and 1996                            38

Statements of Cash Flows for the years ended
         December 31, 1998, 1997 and 1996                                  39

Notes to Financial Statements                                              40

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Noven Pharmaceuticals, Inc.:

We have audited the accompanying balance sheets of Noven Pharmaceuticals, Inc. ("Noven") as of December 31, 1998 and 1997, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of Noven's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Noven Pharmaceuticals, Inc. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.



Deloitte & Touche LLP
Miami, Florida
March 5, 1999

NOVEN PHARMACEUTICALS, INC.

Balance Sheets
At December 31, 1998 and 1997
(in thousands except share amounts)

                                                                          1998           1997
                                                                        --------       --------
ASSETS
------
Current Assets:
     Cash and cash equivalents                                          $  5,573       $ 11,268
     Securities held to maturity                                              --          5,880
     Accounts receivable (less allowance for doubtful accounts
        of $268 in 1998 and $237 in 1997)                                  3,044          1,225
     Due from Vivelle Ventures LLC                                         3,489             --
     Inventories                                                           2,733          2,501
     Prepaid and other current assets                                        421            282
                                                                        --------       --------
                                                                          15,260         21,156

   Property, Plant and Equipment:
     Property, plant and equipment, at cost                              20,376         18,990
     Less: accumulated depreciation and amortization                      4,859          3,747
                                                                        --------       --------
                                                                          15,517         15,243

   Other Assets
     Investment in Vivelle Ventures LLC                                    7,500             --
     Patent development costs, net                                         1,765          1,761
     Deposit and other assets                                                114             64
                                                                        --------       --------
                                                                           9,379          1,825
                                                                        --------       --------
                                                                        $ 40,156       $ 38,224
                                                                        ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities:
     Accounts payable                                                 $  4,954       $  2,163
     Note payable                                                          179             --
     Accrued compensation and related liabilities                          913            220
     Other accrued liabilities                                             141             90
                                                                        --------       --------
                                                                           6,187          2,473

Deferred License Revenue                                                   5,644          5,870

Commitments and Contingencies (Note 7)                                        --             --
                                                                        --------       --------
                                                                          11,831          8,343
Stockholder's Equity:
     Preferred stock - authorized 100,000 shares of
         $.01 par value; no shares issued or outstanding                      --             --
     Common stock - authorized 40,000,000 shares
         of $.0001 par value; issued and outstanding
         21,482,423  in 1998 and 20,475,531 in 1997                            2              2
     Additional paid-in capital                                           66,669         64,146
     Accumulated deficit                                                 (37,683)       (33,604)
     Treasury stock, 97,100 shares, at cost                                 (663)          (663)
                                                                        --------       --------
                                                                          28,325         29,881
                                                                        --------       --------
                                                                        $ 40,156       $ 38,244
                                                                        ========       ========





 See accompanying notes to financial statements.

NOVEN PHARMACEUTICALS, INC.

Statement of Operations
Years Ended December 31, 1998, 1997 and 1996
(in thousands except per share amounts)



                                                         1998            1997             1996
                                                        -------        --------          -------
Revenues:
  Product sales (includes $ 5,611 Vivelle
    Ventures LLC sales in 1998)                         $20,114        $ 12,395          $19,652

  License revenue                                         1,728           1,872              815
                                                        -------        --------          -------
  Total revenues                                         21,842          14,267           20,467

Expenses:
  Cost of products sold                                   9,447           5,180           10,021
  Research and development                                6,808           9,723            8,730
  Marketing, general and administrative                  10,105           9,845            4,878
                                                        -------        --------          -------
  Total operating costs and expenses                     26,360          24,748           23,629
                                                        -------        --------          -------

Loss from operations                                     (4,518)        (10,481)          (3,162)

Interest income, net                                        439             893            1,178
Other income                                                 --              31               --
                                                        -------        --------          -------
Net loss                                                $(4,079)       $ (9,557)         $(1,984)
                                                        =======        ========          =======
Basic and diluted loss per share                        $ (0.19)       $  (0.47)         $ (0.10)
                                                        =======        ========          =======
Adjusted weighted average
   of common stock                                       21,013          20,159           19,800
                                                        =======        ========          =======




See accompanying notes to financial statements.

NOVEN PHARMACEUTICALS, INC.

Statements of Stockholders' Equity
Years Ended December 31, 1998, 1997 and 1996
(in thousands)



                                                Common Stock       Additional
                                               -----------------    Paid-in      Accumulated   Treasury
                                              Stock      Amount     Capital       Deficit       Stock        Total
                                              ------     ------    ----------   -----------   --------      -------
Balance at December 31,1995                   19,674     $    2     $60,092      $(22,063)      $  --       $38,031
  Issuance of shares of stock pursuant
    to stock option plan, net                    157         --          30            --          --            30
  Net loss                                        --         --          --        (1,984)         --        (1,984)
                                              ------     ------     -------      --------       -----       -------

Balance at December 31, 1996                  19,831          2      60,122       (24,047)         --        36,077
  Issuance of shares of stock pursuant
     to stock option plan, net                   141         --           4            --          --             4
  Issuance of shares of stock pursuant
     to license agreement                          3         --          20            --          --            20
  Issuance of shares of stock pursuant
     to partial exercise of warrants             500         --       4,000            --          --         4,000
  Purchase of shares of treasury stock,
     at cost                                      --         --          --            --        (663)         (663)
  Net loss                                        --         --          --        (9,557)         --        (9,557)
                                              ------     ------     -------      --------       -----       -------
Balance at December 31, 1997                  20,475          2      64,146       (33,604)       (663)       29,881
  Issuance of shares of stock pursuant
     to stock option plan, net                    41         --          23            --          --            23
  Issuance of shares of stock pursuant
     to partial exercise of warrants             966         --       2,500            --          --         2,500
  Net loss                                        --         --          --        (4,079)         --        (4,079)
                                              ------     ------     -------      --------       -----       -------
 Balance at December 31, 1998                 21,482     $    2     $66,669      $(37,683)      $(663)      $28,325
                                              ======     ======     =======      ========       =====       =======



    See accompanying notes to financial statements.

NOVEN PHARMACEUTICALS, INC.

Statements of Cash Flows
Years Ended December 31, 1998, 1997 and 1996
(in thousands)


                                                                    1998          1997        1996
                                                                  -------       -------      -------
Cash flows from operating activities:
    Net loss                                                      $(4,079)      $(9,557)    $ (1,984)
Adjustments to reconcile net loss to net cash
      used in operating activities:
    Depreciation and amortization                                   1,206         1,008          899
    Amortization of patent costs                                      255           358          120
    (Increase) decrease in inventories                               (232)        1,650          919
    (Increase) decrease in prepaid and other
      current assets                                                 (139)          (34)          10
    (Increase) decrease in accounts receivable                     (5,308)        2,142         (854)
    Increase (decrease) in accounts payable                         2,791           638       (2,287)
    Increase (decrease) in compensation and
     other accrued liabilities                                        744          (220)          50
    Decrease in deferred license revenue                             (226)         (226)        (226)
                                                                  -------       -------     --------
         Cash flows used in operating activities                   (4,988)       (4,241)      (3,353)

Cash flows from investing activities:
    Investment in Vivelle Ventures LLC                             (7,500)           --           --
    Maturity (purchase) of securities                               5,880         7,812       (5,836)
    Purchase of fixed assets, net                                  (1,480)         (550)      (1,068)
    Payments for patent development costs                            (259)         (572)        (449)
    (Increase) decrease in deposits and other assets                  (50)            1            2
                                                                  -------       -------     --------
    Cash flows (used in) provided by investing activities          (3,409)        6,691       (7,351)

Cash flows from financing activities:
    Sale of common stock                                            2,523         4,024           30
    Note payable                                                      179            --           --
    Purchase of treasury stock                                         --          (663)          --
                                                                  -------       -------     --------
    Cash flows provided by financing activities                     2,702         3,361           30
                                                                  -------       -------     --------
Net (decrease) increase in cash and
  cash equivalents                                                 (5,695)        5,811      (10,674)
Cash and cash equivalents,
   beginning of year                                               11,268         5,457       16,131
                                                                  -------       -------     --------
Cash and cash equivalents,
   end of year                                                    $ 5,573       $11,268     $  5,457
                                                                  =======       =======     ========



Cash payments for interest were $1.0 in 1998, no interest payments were made in prior years.


See accompanying notes to financial statements.

NOVEN PHARMACEUTICALS, INC.
Notes to Financial Statements
Years Ended December 31, 1998, 1997 and 1996

1.   Summary of significant accounting policies:

         Noven Pharmaceuticals, Inc. ("Noven") was incorporated in Delaware in January 1987 and is a leader in the development of advanced transdermal and transmucosal drug delivery techniques.

     Vivelle Ventures LLC:
         Noven and Novartis Pharmaceuticals Corporation ("Novartis") entered into a joint venture, Vivelle Ventures LLC (the "Joint Venture"), effective May 1, 1998, to market and sell women's healthcare products, including Noven's first generation transdermal estrogen delivery system marketed under the brand name Vivelle(R). Noven accounts for its 49% investment in the Joint Venture under the equity method. Noven has eliminated 49% of its profit from the sales to the Joint Venture of product that remains in inventory.

     Use of Estimates:
         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Cash and Cash Equivalents:
         Cash and cash equivalents include cash and securities with a remaining maturity of three months or less.

     Securities Held to Maturity:
         Securities held to maturity consist mainly of U.S. Government obligations with maturities no longer than one year. The securities are recorded at cost, which approximates fair value.

      Inventories:
         Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value. The following are the major classes of inventories as of December 31 (in thousands):

                                             1998                 1997
                                           -------             -------
          Finished goods                   $   685             $   857
          Work in process                      337                 336
          Raw materials                      1,711               1,308
                                           -------             -------
          Total                            $ 2,733             $ 2,501
                                           =======             =======


         Inventories at December 31, 1998 and 1997 related primarily to Noven's transdermal and transmucosal delivery systems. To date, Noven has not experienced and does not anticipate any difficulty acquiring materials necessary to manufacture its transdermal and transmucosal delivery systems.

     Property, Plant and Equipment:
         Property, plant and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets ranging up to 31 years. Leasehold improvements are amortized over the life of the lease or the service life of the improvements, whichever is shorter. Retired assets are removed from the cost and accumulated depreciation accounts.

         Noven, using its best estimates based on reasonable and supportable assumptions and projections, reviews for impairment long-lived assets and certain identifiable intangibles to be held and used whenever events or changes in circumstances indicate that the carrying amount of its assets might not be recoverable.

     Patent Development Costs:
         Costs related to the development of patents, principally legal fees, are capitalized and amortized over the lesser of their estimated economic useful lives or their remaining legal lives.

     Income Taxes:
         Noven accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". SFAS 109 provides that income taxes are accounted for using an asset and liability method which requires the recognition of deferred tax assets and liabilities for expected future tax consequences of temporary differences between tax bases and financial reporting bases of assets and liabilities (see Note 6).

     Revenue Recognition:
         Revenues from product sales are recognized at the time of shipment. Royalty revenue is recognized when earned and is included in product sales. License revenue is recognized when earned under the terms of the agreements. Substantially all of Noven's product sales were to its principal licensees (see Note 3).

     Cost of Products Sold:
         Direct and indirect costs of manufacturing are included in cost of products sold.

     Research and Development Costs:
         Research and development costs include costs of internally generated research and development activities and costs associated with work performed under license agreements. Research and development costs include direct and allocated expenses and are expensed as incurred.

     Fair Value of Financial Instruments:
         The carrying amounts of cash and cash equivalents, securities held to maturity, accounts receivable, accounts payable and accrued expenses approximate fair value due to the relatively short maturity of the respective instruments.

     Loss Per Share:
         Basic loss per share excludes dilution and is computed based on the average number of common shares outstanding, and diluted loss per share is computed based on the average number of common and common equivalent shares outstanding. Under the treasury stock method, common equivalent shares are not included in the per share calculations where the effect of their inclusion would be antidilutive. For purposes of the financial statements herein, net loss per share represents basic and diluted loss per share.

     Employee Stock Plans:
         In accordance with the provisions of Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," Noven may elect to continue to apply the provisions of Accounting Principles Board's Opinion No. 25 (APB 25, "Accounting for Stock Issued to Employees") and related interpretations in accounting for its employee stock option and stock purchase plans, or adopt the fair value method of accounting prescribed by SFAS 123. Noven has elected to continue to account for its stock plans using APB 25, and therefore is generally not required to recognize compensation expense in connection with these plans. Companies that continue to use APB 25 are required to present, in the notes to the consolidated financial statements, the pro forma effects on reported net income and earnings per share as if compensation expense had been recognized based on the fair value of options granted (see Note 8).

     Concentrations of Credit Risk:
         Noven's customers consist of a limited number of large pharmaceutical companies with operations throughout the world. Noven performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral to secure accounts receivable. Noven maintains an allowance for doubtful accounts based on an assessment of the collectibility of such accounts.

     Reclassification:
         Certain amounts presented in the accompanying financial statements for the prior year have been reclassified to conform to the current year's presentation.

     Recently Adopted Accounting Pronouncements:
         In June 1997, the Financial Accounting Standards Board ("FASB")issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", ("SFAS No. 131"). SFAS No. 131 establishes standards for the way that public companies report selected information about operating segments in annual financial statements and requires that those companies report selected information about segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for the periods beginning after December 15, 1997. Noven has complied with SFAS No. 131 (see Note 10).

     Recent Accounting Pronouncements:
         In June 1998, the FASB issued SFAS No.133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for fiscal years beginning after June 15, 1999. This statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedging accounting criteria are met. Noven does not anticipate any effect on its financial statements or disclosures.

2.   Property, Plant and Equipment

         Property, plant and equipment consist of the following at December 31, 1998 and 1997 (in thousands):


                                                            1998         1997
                                                          -------      -------

       Land                                               $ 2,540      $ 2,540
       Building and improvements                            2,392        2,365
       Leased property and leasehold improvements           8,137        8,118
       Manufacturing and testing equipment                  6,601        5,368
       Furniture                                              706          599
                                                          -------      -------
                                                           20,376       18,990
            Less accumulated depreciation
              and amortization                              4,859        3,747
                                                          -------      -------
                                                          $15,517      $15,243
                                                          =======      =======

3.   License Agreements

     Noven has license agreements with Rhone-Poulenc Rorer Inc. ("RPR") and Novartis. At the time of the formation of the Joint Venture, Novartis sublicensed its rights under its license agreement to the Joint Venture. Noven's license agreement with the Joint Venture grants the Joint Venture the right to market Noven's transdermal estrogen delivery systems in the United States. Novartis' Canadian affiliate continues to market Noven's first generation transdermal estrogen delivery system in Canada. The agreement provides for receipt of royalty payments based on the sales by the Joint Venture and Novartis' Canadian affiliate (see Note 4).

     In addition, warrants to purchase a total of 1,091,151 shares of common stock were granted during the period 1991 through 1994 to Novartis under this agreement. Novartis exercised a warrant for 966,184 shares in the second quarter of 1998, a warrant for 43,302 shares expired in March 1998 and the remaining warrant for 81,465 shares that will expire in November 1999 has an exercise price of $11.49. In addition, during a 30-day period subsequent to any sale of common stock by Noven in any public or private offering, Novartis has the right to purchase shares of common stock at the same price and in an amount sufficient to maintain the same ownership percentage (inclusive of shares subject to warrants held by Novartis) in outstanding common stock held prior to any such sales.

     Noven has entered into two license agreements with RPR. These agreements grant RPR the right to market Noven's first generation transdermal estrogen delivery system worldwide except for the United States and Canada and Noven's transdermal combination estrogen/progestogen delivery system worldwide. The agreements also grant RPR the right to market Noven's second generation transdermal estrogen delivery system in Japan. The agreements provide Noven certain milestone payments and royalties based on RPR's sales. Noven received milestone payments totaling $1.5 million in each of 1998 and 1997, resulting from RPR's filing of regulatory applications in 1997 and from RPR's receipt of regulatory approval for the combination product in the United States and certain European countries in 1998. Noven does not expect to receive significant milestone payments under the existing agreements in 1999. RPR funded the construction of a manufacturing facility for the production by Noven of transdermal drug delivery systems. Noven leases the facility at a nominal rate for a term of 31.5 years expiring in 2024 and has the right to purchase the facility at any time during the term of the lease at RPR's book value. Noven has recorded both the facility and deferred revenue at amounts equal to the funds advanced by RPR which are depreciated/amortized to depreciation expense and license revenue over the life of the underlying lease.

4.    Investment in Vivelle Ventures LLC

      Noven contributed $7.5 million in return for a 49% equity interest in the Joint Venture. In return for a 51% equity interest, Novartis granted an exclusive sublicense to the Joint Venture of a license agreement with Noven (see Note 3). This sublicense assigned certain of Novartis' rights and obligations under a supply agreement with Noven, and granted an exclusive license to the Joint Venture of the Vivelle trademark as its contribution of capital to the Joint Venture. Noven shares in the income of the Joint Venture according to an established formula after an annual preferred return of $6.1 million to Novartis. During 1998, the Joint Venture did not produce sufficient income under the established formula for Noven to recognize income from the operations of the Joint Venture. Under the terms of the agreement, however, the Joint Venture did generate sufficient income to meet Novartis' preferred return.

      During the period ended December 31, 1998, Noven sold $4.0 million of products to the Joint Venture, earned $1.6 million in royalties from the Joint Venture and was reimbursed for $6.8 million of sales and marketing expenses incurred on behalf of the Joint Venture. As of December 31, 1998, Noven has a receivable from the Joint Venture of $3.2 million, representing products sold to and marketing expenses reimbursable from the Joint Venture. All intercompany balances are generally paid by the 15th day of the following month.

      Under the terms of the Joint Venture agreement, Noven is responsible for the manufacture of the product, retention of samples and regulatory documentation, design and implementation of an overall marketing and sales program in the hospital and retail sales sectors of the market, including the preparation of annual and quarterly marketing plans and sales force staffing, and the procurement of advertising services in connection with the marketing and promotion of the products. All other matters, including inventory control and distribution, management of marketing and sales programs for the managed care sector of the market, customer service support, regulatory affairs support and other administration services are provided by Novartis.

      The condensed financial statements of the Joint Venture are as follows:

           Condensed Statement of Operations
           For the period May 1, 1998 (date of inception) through December 31, 1998
           (in thousands)

                 Revenues                                               $16,739

                 Cost of sales                                            3,793
                 Selling, general and administrative expenses             9,900
                                                                         ------
                 Income from operations                                   3,046

                 Interest income                                            333
                                                                         ------
                 Net income                                             $ 3,379
                                                                        =======

           Condensed Balance Sheet
             at December 31, 1998

                 Total assets (all of which is current)                 $17,125

                 Total liabilities (all of which is current)            $ 6,246

                 Members' capital                                       $10,879

      The Joint Venture operating agreement also has a buy/sell provision, effective May 1, 2000, which allows either party to compel either the purchase of the other party's interest in the Joint Venture or the sale of its own interest in the Joint Venture. Either party may dissolve the Joint Venture following the second or third anniversary of the Joint Venture in the event that the Joint Venture does not achieve (i) sales of at least the lesser of $20 million or 90% of the annual budgeted sales or (ii) profits sufficient to pay Novartis the preferred return of $6.1 million in each such year (which Noven has the right to cure). Dissolution can also result from a change in control of Noven within the first 2 years of the Joint Venture, or at any time thereafter if the acquirer is a top ten pharmaceutical company (as measured by annual dollar sales), or if during the first 2 years of the Joint Venture, the president of the Joint Venture (who is also the President and CEO of Noven) is terminated by Noven "without cause" or leaves due to "good reason," as defined in his employment agreement with Noven. Upon dissolution, Novartis would reacquire the rights to market Vivelle(R) and Vivelle-Dot(TM) and the Joint Venture's assets would be liquidated and distributed to the parties in accordance with their equity interests.

5.    Note payable

      In December 1998, Noven entered into a note for $201,000 to finance Noven's annual insurance premium at a rate of 5.5%. At December 31, 1998, the balance on the note was $179,000. All principal and interest is due by August 1999.

6.    Income Taxes

      As there is no assurance that Noven will generate sufficient earnings to utilize its available deferred tax assets, which consist primarily of a net operating loss carryforward, a valuation allowance has been established to offset the existing net deferred tax asset. At December 31, 1998 and 1997, Noven had net operating loss carryforwards of approximately $38 million and $35 million, respectively. Additionally, at December 31, 1998 and 1997, Noven had research and development credit carryforwards of $4.3 million and $3.6 million, respectively. The net operating loss carryforwards and research and development credit carryforwards will begin to expire in 2002 through 2018.

7.    Commitments and Contingencies

      Noven has employment agreements that provide for base salaries subject to cost of living increases each year and other increases and bonuses. These agreements provide for annual commitments of approximately $657,500 in the aggregate and with terms up to 2002.

8.    Stock Options

      Noven established a stock option plan (the "Plan") effective January 1, 1997 that provides for the granting of up to 4,000,000 incentive and non-qualified stock options to selected individuals. The terms and conditions of these options (including price, vesting schedule, term and number of shares) are determined by the Stock Option Committee, which administers the Plan. The per share exercise price of (i) non-qualified stock options granted to directors and all other persons, can not be less than the fair market value of the common stock on the date of grant and
      (ii) incentive stock options granted to employees and employees owning in excess of 10% of the issued and outstanding common stock, can not be less than the fair market value and 110% of the fair market value, respectively, of the common stock on the date of grant.

      Each option issued under the Plan is exercisable after the period(s) specified in the relevant option agreement, and no option can be exercised after 10 years from the date of grant (or five years from the date of grant in the case of a grantee holding more than 10% of the issued and outstanding common stock). Generally, the options vest over a period of five years, beginning one year after date of grant.

      The predecessor stock option plan, which had 3,750,000 options authorized to be granted, had provisions similar to those of the Plan. This plan terminated on December 31, 1996, and no additional options may be granted under this plan. At December 31, 1998, there were approximately 790,000 stock options outstanding under this plan.

      Noven applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its option plans. Accordingly, no compensation expense has been recognized. Had compensation cost for Noven's plan been determined based upon the fair value at the grant date consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation", Noven's net income and earnings per share would have been reduced to the pro forma amounts indicated below (dollars in thousands):


                                                             1998                   1997               1996
                                                             ----                   ----               ----
            Net Loss:
                            As reported                   $ (4,079)              $ (9,557)         $ (1,984)
                            Pro forma                     $ (4,263)              $ (9,864)         $ (2,698)

            Loss per Share:
                           As reported                      $(0.19)                $(0.47)           $(0.10)
                           Pro forma                        $(0.20)                $(0.49)           $(0.14)



      The fair value of the options granted during 1998, 1997 and 1996, is estimated as $2.57, $2.91 and $6.44, respectively, on the date of the grant using the Black Scholes option-pricing model with the assumptions listed below. The discount rate reflects the reduction in value due to transfer restrictions on the stock.

                                                           1998                 1997             1996
                                                           ----                 ----             ----
                  Volatility                              64.5%                  65.3%           65.9%
                  Risk free interest rate                 5.16%                  5.83%           6.21%
                  Expected life (years)                      7                      7               7
                  Discount rate                           33.3%                  33.3%           33.3%



     Stock option transactions related to the plans are summarized as follows: (options and shares in thousands)


                                           1998                                1997                               1996
                                  ----------------------              ------------------------           ---------------------
                                                Weighted                              Weighted                        Weighted
                                                 Average                               Average                         Average
                                                Exercise                              Exercise                        Exercise
                                    Options       Price               Options           Price            Options        Price
                                    -------     --------              -------         --------           -------      --------
        Outstanding at
          beginning of year          1,594        $ 8.27               1,565            $ 8.95             1,509        $ 6.79
        Granted                        675        $ 6.84                 612            $ 6.62               363        $14.38
        Exercised                      (56)       $ 2.31                (156)           $ 2.64              (189)       $ 2.17
        Canceled                      (187)       $11.89                (427)           $ 2.45              (118)       $ 8.86
                                     -----                             -----                               -----

        Outstanding at
           year end                 2,026         $ 7.57               1,594            $ 8.27             1,565        $ 8.95
                                    =====                              =====                               =====

        Shares of  common
           stock reserved           4,928                              4,983                               1,565

        Options exercisable
           at year end                656                                350                                 489


     The following table summarizes information concerning outstanding and exercisable options at December 31, 1998 (options in thousands):


                                            Options Outstanding                                      Options Exercisable
                         ---------------------------------------------------------          ---------------------------------
     Range of               Number        Weighted Average                                    Number
     Exercise            Outstanding          Remaining           Weighted Average          Exercisable      Weighted Average
     Prices              at Year End      Contractual Life         Exercise Price           at Year End       Exercise Price
     --------            -----------      ----------------        ----------------          -----------      ----------------
     $ 0 - $ 4                225               1.53                   $ 2.31                   135               $ 2.31
     $ 4 - $ 8                963               6.20                   $ 5.76                   165               $ 6.40
     $ 8 - $12                565               3.74                   $ 9.47                   243               $ 9.86
     $12 - $18                273               4.25                   $14.38                   113               $14.40
                            -----                                                               ---
                            2,026               4.73                   $ 7.57                   656               $ 8.21
                            =====                                                               ===


9.   401(k) Saving Plan

     On January 1, 1997, Noven established a saving plan under section 401(k) of the Internal Revenue Code (the "401(k) Plan") covering substantially all employees who have completed three months of service and have reached the age of twenty-one. This plan allows eligible participants to contribute from one to fifteen percent of their current compensation to the 401(k) Plan.

     Noven determines, on a year-to-year basis, the amount, if any, that it will provide as a matching contribution. For the years ended December 31, 1998 and 1997, Noven made no matching contributions.

10.   Segment, Geographic and Customer Data

      Noven is engaged principally in one line of business, the development and commercialization of advanced transdermal drug delivery systems, which represents more than 90% of the total revenue. Products that are sold to RPR for resale in Europe are shipped to Ireland. There were no sales or transactions among geographic areas. The following table presents information about Noven by geographic area (in thousands):


                                                      1998           1997           1996
                                                     -------       --------       --------
            Revenue
            United States                            $16,256        $ 6,417        $13,877
            Ireland                                    5,586          7,850          6,590
                                                     -------        -------        -------
                  Total Revenue                      $21,842        $14,267        $20,467
                                                     =======        =======        =======

       Total revenue by customers of Noven, include royalty payments and license revenue (in thousands):


                                                      1998           1997           1996
                                                     -------       --------       --------
            Novartis                                 $ 3,168        $ 5,017        $13,728
            RPR                                       11,677          7,850          6,001
            Vivelle Ventures LLC                       5,611             --             --
            Other                                      1,386          1,400            738
                                                     -------        -------        -------
                  Total Revenue                      $21,842        $14,267        $20,467
                                                     =======        ========       =======

11. Unaudited Quarterly Condensed Financial Data (in thousands, except per share amounts)


         1998                                 First       Second      Third     Fourth      Full Year
         ----                                -------     -------     ------     -------     ---------
         Revenue                             $ 2,548     $ 6,395     $5,018     $ 7,881     $ 21,842
         Total operating expenses              6,014       8,038      4,965       7,343       26,360
                                             -------     -------     ------     -------     --------
         Income (loss) from operations        (3,466)     (1,643)        53         538       (4,518)
         Interest income                         190          86         86          77          439
                                             -------     -------     ------     -------     --------
         Net income (loss)                   $(3,276)    $(1,557)    $  139     $   615     $ (4,079)
                                             =======     =======     ======     =======     ========

         Net income (loss) per share         $ (0.16)    $ (0.08)    $ 0.01     $  0.03     $  (0.09)
                                             =======     =======     ======     =======     ========

         1997                                 First       Second      Third     Fourth      Full Year
         ----                                -------     -------     ------     -------     ---------
         Revenue                             $ 1,429     $ 3,975     $5,720     $ 3,143     $ 14,267
         Total operating expenses              4,441       6,193      5,981       8,133       24,748
                                             -------     -------     ------     -------     --------
         Loss from operations                 (3,012)     (2,218)      (261)     (4,990)     (10,481)
         Interest and other income               252         189        257         226          924
                                             -------     -------     ------     -------     --------
         Net loss                            $(2,760)    $(2,029)    $   (4)    $(4,764)    $ (9,557)
                                             =======     =======     ======     =======     ========
         Net loss per share                  $ (0.14)    $ (0.10)    $ 0.00     $ (0.23)    $  (0.47)
                                             =======     =======     ======     =======     ========
