Form 10-Q
period 1999-03-31
NOVEN PHARMACEUTICALS INC
filed 1999-05-17
CIK 815838

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


               Quarterly Report Under Section 13 or 15 (d) of the
                        Securities Exchange Act of 1934


                  For the quarterly period ended March 31, 1999


                         Commission file number 0-17254


                           NOVEN PHARMACEUTICALS, INC.


       STATE OF DELAWARE                                     59-2767632
------------------------------                        ----------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                        Identification Number)


             11960 S.W. 144TH STREET, MIAMI, FL                33186
--------------------------------------------------------------------------------
         (Address of principal executive offices)            (Zip Code)


                                 (305) 253-5099
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

           CLASS                                  OUTSTANDING AT APRIL 30, 1999
------------------------------                    -----------------------------
Common stock, $.0001 par value                             21,447,272

                           NOVEN PHARMACEUTICALS, INC.

                                      INDEX

                                                                                      PAGE NO.
                                                                                      --------

PART I - FINANCIAL INFORMATION

   Item 1 - Financial Statements

              Unaudited Statements of Operations
                        for the Three Months Ended March 31, 1999 and 1998                3

              Balance Sheets as of  March 31, 1999 and
                        December 31, 1998                                                 4

              Unaudited Statements of Cash Flows for the Three Months Ended
                        March 31, 1999 and 1998                                           5

              Notes to Unaudited Financial Statements                                   6 - 7


   Item 2 -   Management's Discussion and Analysis of  Financial

                    Condition and Results of Operations                                 8 - 11

   Item 3 -   Quantitative and Qualitative Disclosures About Market Risk                  11

PART II  - OTHER INFORMATION

   Item 6 -  Exhibits and Reports on Form 8-K                                             11


SIGNATURES                                                                                12


PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                           NOVEN PHARMACEUTICALS, INC.
                       Unaudited Statements of Operations
                          Three Months Ended March 31,
                    (in thousands, except per share amounts)

                                                           1999         1998
                                                        --------      --------
Revenues:
         Product sales                                  $  7,421      $  2,489
         License revenue                                      56            59
                                                        --------      --------
         Total revenues                                    7,477         2,548


Expenses:
        Cost of products sold                              3,244         1,033
        Research and development                           1,657         2,000
        Marketing, general and administrative              1,903         2,981
                                                        --------      --------

        Total operating costs and expenses                 6,804         6,014

Income (loss) from operations                                673        (3,466)
Interest income, net                                          52           190
                                                        --------      --------

Net income (loss) before income taxes                        725        (3,276)

Income taxes                                                   9            --
                                                        --------      --------

Net income (loss)                                       $    716      $ (3,276)
                                                        ========      ========

Basic and diluted income (loss) per share               $   0.03      $  (0.16)
                                                        ========      ========

Basic weighted average of common stock
                                                          21,531        20,476
                                                        ========      ========

Diluted weighted average of common stock
                                                          21,730        20,476
                                                        ========      ========



The accompanying notes are an integral part of these statements

                           NOVEN PHARMACEUTICALS, INC.
                                 Balance Sheets
                        (in thousands, except share data)

                                                                       March 31, 1999    DECEMBER 31, 1998
                                                                       --------------    -----------------
                                                                        (unaudited)
ASSETS
Current Assets:
      Cash and cash equivalents                                          $  5,511           $  5,573
      Accounts receivable (less allowance for doubtful accounts
         of  $162 in 1999 and $268 in 1998)                                 4,330              3,044
      Due from Vivelle Ventures LLC                                         3,403              3,489
      Inventories                                                           2,732              2,733
      Prepaid and other current assets                                        204                421
                                                                         --------           --------

                                                                           16,180             15,260
Property, Plant and Equipment:
       Property, plant and equipment, at cost                              20,517             20,376
       Less: accumulated depreciation and amortization                      5,202              4,859
                                                                         --------           --------
                                                                           15,315             15,517
Other Assets:
      Investment in Vivelle Ventures LLC                                    7,451              7,500
      Patent development costs, net                                         1,803              1,765
      Deposits and other assets                                               113                114
                                                                         --------           --------

                                                                            9,367              9,379
                                                                         --------           --------

                                                                         $ 40,862           $ 40,156
                                                                         ========           ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                                    $  4,849           $  4,954
     Note payable                                                             113                179
     Accrued compensation and related liabilities                             641                913
     Other accrued liabilities                                                301                141
                                                                         --------           --------
                                                                            5,904              6,187

Deferred License Revenue                                                    5,588              5,644
Commitments and Contingencies                                                  --                 --
                                                                         --------           --------
                                                                           11,492             11,831

Stockholders' Equity:
      Preferred stock - authorized 100,000 shares of $.01 par
          value; no shares issued or outstanding                               --                 --
      Common stock - authorized 40,000,000 shares,
          par value $.0001 per share; issued and
          outstanding 21,544,372  shares at March 31, 1999 and
          21,482,423 at December 31, 1998                                       2                  2
      Additional paid-in capital                                           66,998             66,669
      Accumulated deficit                                                 (36,967)           (37,683)
      Treasury stock, 97,100 shares, at cost                                 (663)              (663)
                                                                         --------           --------
                                                                           29,370             28,325
                                                                         --------           --------
                                                                         $ 40,862           $ 40,156
                                                                         ========           ========


The accompanying notes are an integral part of these statements

                           NOVEN PHARMACEUTICALS, INC.
                       Unaudited Statements of Cash Flows
                          Three Months Ended March 31,
                       (in thousands, except share date)

                                                                                        1999               1998
                                                                                     --------           --------

Cash flows from operating activities:
Net income (loss)                                                                    $    716           $ (3,276)
    Adjustments to reconcile net income (loss) to
       net cash provided by (used in) operating activities:
           Depreciation and amortization                                                  392                247
           Amortization of patent costs                                                    52                 52
           Decrease (increase) in inventories                                               1               (705)
           Decrease (increase) in prepaid and other current assets                        217               (155)
           (Increase) decrease in accounts receivable                                  (1,286)               235
           Decrease in due from Vivelle Ventures LLC                                       86                 --
           (Decrease) increase in accounts payable                                       (105)               290
           Increase in compensation and other accrued liabilities                         217                 14
           Decrease in deferred license revenue                                           (56)               (56)
                                                                                     --------           --------
                  Cash flows provided by (used in) operating
                       activities                                                         234             (3,354)

Cash flows from investing activities:
          Maturity of securities, net                                                      --              4,901
          Purchase of fixed assets                                                       (141)              (203)
          Payments for patent development costs                                           (90)               (73)
          Refund of deposits                                                                1                  6
                                                                                     --------           --------

                 Cash flows (used in) provided by investing activities                   (230)             4,631

Cash flows from financing activities:
        Note payable                                                                      (66)                --
                                                                                     --------           --------
Net (decrease) increase in cash and cash equivalents                                      (62)             1,277
Cash and cash equivalents - beginning of period                                         5,573             11,268
                                                                                     --------           --------

Cash and cash equivalents - end of period                                            $  5,511           $ 12,545
                                                                                     ========           ========


The accrued 1998 bonuses for employees and officers of $329 were settled by issuance of 62,000 shares of common stock during the quarter ended March 31, 1999.

Cash payments for interest were $2.1 in 1999; no interest payments were made in prior year.


The accompanying notes are an integral part of these statements

                          NOVEN PHARMACEUTICALS, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


1.    Basis of presentation

            In management's opinion, the accompanying unaudited financial statements of Noven Pharmaceuticals, Inc. ("Noven") contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Noven as of March 31, 1999, and the results of its operations for the three months ended March 31, 1999 and 1998. The results of operations and cash flows for the three months ended March 31, 1999 are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 1999.

            The accompanying financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Pursuant to such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The financial statements should be read in conjunction with the financial statements and the notes to the financial statements included in Noven's Annual Report on Form 10-K for the year ended December 31, 1998.

            The accounting policies followed for interim financial reporting are the same as those disclosed in Note 1 of the notes to the financial statements included in Noven's Annual Report on Form 10-K for the year ended December 31, 1998.

            Certain amounts presented in the financial statements for prior periods have been reclassified to the current period's presentation.

2.    Inventories:

            The following are the major classes of inventory (in thousands):

                                                 March 31,      December 31,
                                                   1999            1998
                                                 ---------      ------------
               Finished goods                     $  549          $  685
               Work in process                       376             337
               Raw materials                       1,807           1,711
                                                  ------          ------

               Total                              $2,732          $2,733
                                                  ======          ======


3.    Income Taxes:

            Income taxes for the three months ended March 31, 1999 represent the provision for the alternative minimum tax.

4.    Investment in Vivelle Ventures LLC:

            Noven shares in the income of Vivelle Ventures LLC d/b/a Novogyne Pharmaceuticals (the "Joint Venture") according to an established formula after an annual preferred return of $6.1 million to Novartis Pharmaceuticals Corporation ("Novartis"). Noven's share of income increases as product sales increase, subject to a cap of 50%. The Joint Venture did not produce sufficient income in the three months ended March 31, 1999 under the established formula for Noven to recognize income from the operations of the Joint Venture.

            During the quarter ended March 31, 1999, Noven sold $2.0 million of products to, and earned $300,000 in royalties from, the Joint Venture and was reimbursed for $2.7 million of sales and marketing expenses incurred on behalf of the Joint Venture. As of March 31, 1999, Noven has a receivable from the Joint Venture of $3.4 million, representing products sold to and marketing expenses reimbursable from the Joint Venture. All intercompany balances are generally paid by the 15th day of the following month.

            Subject to the approval of the Joint Venture's management committee, cash may be distributed quarterly to Novartis and Noven based upon a contractual formula. In April 1999, Noven received a cash distribution of $622,000 from the Joint Venture based upon the results of operations for the year ended December 31, 1998. This distribution will be recorded as a return of capital in the second quarter of 1999.

5.    Stockholders' Equity:

            In January 1999, Noven issued approximately 62,000 shares of its common stock to certain officers and employees as a bonus for their performance during 1998. The value of the shares issued was based upon market price at the time of grant. The bonus amount was recognized as compensation expense in 1998.

            In April 1999, Noven retired 97,100 shares of treasury stock valued at $663,000.

6.    Subsequent Events:

            In May 1999, Noven entered into a Master Finance Lease Agreement (the "Master Lease") with a major bank for a maximum principal amount of $1 million with a base lease term of three or four years depending upon the equipment type. The Master Lease contains certain financial covenants. Any transactions under the Master Lease will be accounted for as financial arrangements. Under the Master Lease, Noven has entered into one lease in the amount of $624,000 with an expiration date of May 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis should be read in conjunction with the financial statements, the related notes and management's discussion and analysis of financial condition and results of operations included in Noven's Annual Report on Form 10-K for the year ended December 31, 1998 and the financial statements and related notes included in Item 1 of this Quarterly Report on Form 10-Q. Except for historical information contained herein, the matters discussed below are forward looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve risks and uncertainties, including but not limited to economic, competitive, governmental and technological factors affecting Noven's operations, markets, products and prices, and other factors. These factors, which are discussed elsewhere in this report and in the documents filed by Noven with the Securities and Exchange Commission ("SEC"), may cause Noven's results to differ materially from the forward looking statements made in this report or otherwise made by or on behalf of Noven.

RESULTS OF OPERATIONS - Three Months Ended March 31, 1999 Compared to the Three Months Ended March 31, 1998.

      Total revenues for the three months ended March 31, 1999 were $7.5 million, an increase of approximately $4.9 million, or 193%, over the same period in the prior year. This increase in revenues was primarily attributable to sales of CombiPatch(TM), which was launched by Rhone Poulenc Rorer Inc. ("RPR") in September 1998, and to a lesser extent, increased sales of Vivelle(R) and initial sales of Vivelle-Dot(TM) to Vivelle Ventures LLC (the "Joint Venture"). Royalties are included in product sales.

      Cost of products sold increased approximately $2.2 million, or 214%, for the three months ended March 31, 1999 compared to the same period in the prior year. Gross profit was $4.2 million (56% of product sales), compared to $1.5 million (58% of product sales) for the same period in the prior year. The decrease in gross margin resulted (i) primarily from the elimination of 49% of Noven's profit from sales to the Joint Venture of products held in the Joint Venture's inventory at March 31, 1999, and (ii) to a lesser extent, from the decrease in manufacturing efficiency caused by initial manufacturing costs associated with Vivelle-Dot(TM), and (iii) from a shift in product mix.

      Research and development expenses decreased approximately $343,000, or 17%, for the three months ended March 31, 1999, compared to the same period in the prior year. This decrease was attributable to fewer clinical studies in 1999, as a result of completion of studies relating to, and FDA approval of, Vivelle-Dot(TM). The future level of research and development expenditures will depend on, among other things, the status of products under development and the outcome of clinical trails, strategic decisions by management, the consummation of new license agreements and Noven's liquidity.

      Marketing, general and administrative expenses decreased approximately $1.1 million, or 36%, for the three months ended March 31, 1999 from the same period in the prior year. This decrease was primarily due to lower sales and marketing expenses associated with Dentipatch(R), offset by an increase in administrative staffing and associated office expenses.

      Interest income decreased approximately $138,000, or 73%, for the three months ended March 31, 1999, compared to the same period in 1998, primarily due to lower average balances in cash and cash equivalents.

      Income taxes for the three months ended March 31, 1999 represent the provision for the alternative minimum tax.

LIQUIDITY AND CAPITAL RESOURCES

      As of March 31, 1999 and December 31, 1998, Noven had $5.5 million and $5.6 million, respectively, in cash and cash equivalents.

      Net cash of approximately $234,000 was provided by operating activities during the first quarter of 1999, compared to approximately $3.4 million used for operating activities during the first quarter of 1998. The increase in cash provided by operating activities, as compared to the first quarter of 1998, was primarily the result of improved operating income, partially offset by an increase in accounts receivable and a reduction in accounts payable. The higher accounts receivable is a direct result of higher sales of Vivelle(R) and Vivelle-Dot(TM) for the three months ended March 31, 1999.

      Net cash of approximately $230,000 was used for investing activities during the first quarter of 1999, compared to approximately $4.6 million provided by investing activities during the same period of the prior year. The difference in cash flows was primarily attributable to the maturity of securities in the 1998 period. Net cash used during 1999 in investing activities resulted primarily from the purchase of fixed assets and payment of patent development costs.

      In April 1999, Noven received a cash distribution of $622,000 from the Joint Venture based upon the results of operations ended December 31, 1998. This distribution will be recorded as a return of capital in the second quarter of 1999.

      Noven's principal sources of short term liquidity are existing cash and cash generated from product sales, royalties under license agreements and distributions from the Joint Venture, which Noven believes will be sufficient to meet its operating needs and anticipated capital requirements over the short term. For the long term, Noven intends to utilize funds derived from these sources, as well as funds generated through sales of products under development. Noven expects that such funds will be comprised of payments received pursuant to future licensing arrangements, as well as Noven's direct sales of its own products. There can be no assurance that Noven will successfully complete the development of products under development, that Noven will obtain regulatory approval for any such products, or that any approved product may be produced in commercial quantities, at reasonable costs, and be successfully marketed. To the extent that capital requirements exceed available capital, Noven will need to seek alternative sources of financing to fund its operations. As of March 31, 1999, Noven had no existing credit facility and no assurance can be given that alternative financing will be available, if at all, in a timely manner, on favorable terms. If Noven is unable to obtain satisfactory alternative financing, Noven may be required to delay or reduce its proposed expenditures, including expenditures for research and development, or sell assets in order to meet its future obligations. In May 1999, Noven entered into a Master Lease with a major bank for a maximum principal amount of $1 million with a base lease term of three or four years depending upon the equipment type. The Master Lease contains certain financial covenants. Any transactions under the Master Lease will be accounted for as financial arrangements. Under the Master Lease, Noven has entered into one lease in the amount of $624,000 with an expiration date of May 2003.

YEAR 2000 COMPLIANCE

      Noven believes that its Year 2000 project is proceeding on schedule. The project is addressing potential problems in certain computer programs and embedded chips, which represent the calendar year with only the last two digits. There is a risk that, with respect to the change in calendar year from 1999 to 2000, some programs or chips could interpret "00" as "2000", "1900", or some other input. The project addresses issues in critical business areas related to information technology ("IT") systems, such as computer equipment and software, as well as non-IT systems, such as communication systems, alarm and security systems, manufacturing and distribution equipment and control systems, and laboratory testing and environmental control equipment and systems.

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

COSTS

      The estimated total cost of the Year 2000 project is $250,000. As of March 31, 1999, Noven had incurred costs of approximately $160,000 related to this project. The project is being funded by cash on hand and from internally generated funds, which Noven expects to be adequate to complete the project.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

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


                           PART II - OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

            (a)   EXHIBITS

                  27    Financial Data Schedule, filed herewith

            (b)   REPORTS ON FORM 8-K

                        No reports on Form 8-K were filed by the Registrant
                  during the three months ended March 31, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            NOVEN PHARMACEUTICALS, INC.

Date: May 14, 1999                          By:  /s/ James B. Messiry
      -----------                               --------------------------------
                                                James B. Messiry
                                                Vice President and
                                                Chief Financial Officer