Form 10-Q
period 1999-06-30
NOVEN PHARMACEUTICALS INC
filed 1999-08-16
CIK 815838

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange
                                   Act of 1934

                  For the quarterly period ended June 30, 1999

                         Commission file number 0-17254

                           NOVEN PHARMACEUTICALS, INC.

         STATE OF DELAWARE                                 59-2767632
  (State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                     Identification Number)


                     11960 S.W. 144th Street Miami, FL 33186
              ----------------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                 (305) 253-5099
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

                     Class                     Outstanding at July 30, 1999
         -----------------------------         ----------------------------
         Common stock $.0001 par value                 21,515,530

                           NOVEN PHARMACEUTICALS, INC.

                                      INDEX

                                                                               Page No.
                                                                               --------
PART I - FINANCIAL INFORMATION

   Item 1 - Financial Statements

              Statements of Operations for the Three and Six Months Ended
                     June 30, 1999 and 1998                                          3

              Balance Sheets as of June 30, 1999 and  December 31, 1998              4

              Statements of Cash Flows for the Six Months Ended
                     June 30, 1999 and 1998                                          5

              Notes to Financial Statements                                      6 - 7

   Item 2 - Management's Discussion and Analysis of  Financial
                     Condition and Results of Operations                        8 - 12

   Item 3 - Quantitative and Qualitative Disclosures About Market Risk              12

PART II -  OTHER INFORMATION

   Item 4 - Submission of Matters to a Vote of  Security Holders                    12

   Item 5 - Other Information                                                       13

   Item 6 - Exhibits and Reports on Form 8-K                                        13



SIGNATURES                                                                          14


PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           NOVEN PHARMACEUTICALS, INC.
                            Statements of Operations
                       Three and Six Months Ended June 30,
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                         Three Months                 Six Months
                                                    ----------------------       ----------------------
                                                      1999          1998           1999          1998
                                                    --------      --------       --------      --------
Revenues:
         Product sales                              $  7,437      $  6,338       $ 14,857      $  8,827
         License revenue                                  56            56            113           115
                                                    --------      --------       --------      --------

         Total revenues                                7,493         6,394         14,970         8,942

Expenses:
        Cost of products sold                          3,361         3,195          6,605         4,227
        Research and development                       1,485         1,981          3,142         3,982
        Marketing, general and  administrative         1,743         2,861          3,647         5,843
                                                    --------      --------       --------      --------

        Total operating costs and expenses             6,589         8,037         13,394        14,052
                                                    --------      --------       --------      --------

Income (loss) from operations                            904        (1,643)         1,576        (5,110)
Interest income, net                                      64            86            116           276
                                                    --------      --------       --------      --------

Net income (loss) before income taxes                    968        (1,557)         1,692        (4,834)
Income taxes                                               9            --             18            --
                                                    --------      --------       --------      --------

Net income (loss)                                   $    959      $ (1,557)      $  1,674      $ (4,834)
                                                    ========      ========       ========      ========

Basic and diluted income (loss) per share           $   0.05      $  (0.08)      $   0.08      $  (0.24)
                                                    ========      ========       ========      ========

Basic weighted average of common stock                21,460        20,605         21,496        20,541
                                                    ========      ========       ========      ========

Diluted weighted average of common stock              21,638        20,605         21,673        20,541
                                                    ========      ========       ========      ========



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                           NOVEN PHARMACEUTICALS, INC.
                                 Balance Sheets
                        (in thousands, except share data)

                                                                    June 30, 1999    December 31, 1998
                                                                     (UNAUDITED)         (AUDITED)
                                                                      --------           --------
ASSETS
Current Assets:
      Cash and cash equivalents                                       $  7,293           $  5,573
      Accounts receivable (less allowance for doubtful accounts
         of $168 in 1999 and $268 in 1998)                               4,201              3,044
      Due from Vivelle Ventures LLC                                      3,284              3,489
      Inventories                                                        2,934              2,733
      Prepaid and other current assets                                     350                421
                                                                      --------           --------

                                                                        18,062             15,260
Property, Plant and Equipment:
       Property, plant and equipment, at cost                           20,887             20,376
       Less: accumulated depreciation and amortization                   5,544              4,859
                                                                      --------           --------

                                                                        15,343             15,517
Other Assets:
      Investment in Vivelle Ventures LLC                                 6,878              7,500
      Patent development costs, net                                      1,816              1,765
      Deposits and other assets                                            421                114
                                                                      --------           --------

                                                                         9,115              9,379
                                                                      --------           --------

                                                                      $ 42,520           $ 40,156
                                                                      ========           ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                                 $  3,785           $  4,954
     Notes payable                                                         424                179
     Accrued compensation and related liabilities                        1,072                913
     Other accrued liabilities                                             484                141
                                                                      --------           --------

                                                                         5,765              6,187

Long Term Liabilities:
     Deferred license revenue                                            5,531              5,644
     Notes payable                                                         815                 --
                                                                      --------           --------

                                                                         6,346              5,644

Stockholders' Equity:
     Preferred stock - authorized 100,000 shares of $.01 par
          value; no shares issued or outstanding                            --                 --
      Common stock - authorized 40,000,000 shares,
         par value $.0001 per share; issued and
         outstanding 21,482,270 shares at June 30, 1999 and
          21,482,423 at December 31, 1998                                    2                  2
      Additional paid-in capital                                        66,416             66,669
      Accumulated deficit                                              (36,009)           (37,683)
      Treasury stock, 97,100 shares, at cost                                --               (663)
                                                                      --------           --------

                                                                        30,409             28,325
                                                                      --------           --------

                                                                      $ 42,520           $ 40,156
                                                                      ========           ========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

                           NOVEN PHARMACEUTICALS, INC.
                            Statements of Cash Flows
                            Six Months Ended June 30,
                                 (in thousands)
                                   (unaudited)

                                                                             1999           1998
                                                                           --------       --------
Cash flows from operating activities:
  Net income (loss)                                                        $  1,674       $ (4,834)
    Adjustments to reconcile net income (loss) to net
      cash provided by (used in) operating activities:
       Depreciation and amortization                                            685            496
       Amortization of patent costs                                             104            104
       (Increase) in inventories                                               (201)          (134)
       Decrease (increase) in prepaid and other current assets                   71            (64)
       (Increase) in accounts receivable                                     (1,157)        (2,479)
       Decrease in due from Vivelle Ventures LLC                                205             --
       (Decrease) increase in accounts payable                               (1,169)           947
       Increase in accrued compensation and other accrued liabilities           831            698
       (Decrease) in deferred license revenue                                  (113)          (113)
       (Increase) in deposits and other assets                                 (307)          (404)
                                                                           --------       --------

           Cash flows provided by (used in) operating activities                623         (5,783)

Cash flows from investing activities:
       Investment in Vivelle Ventures LLC                                        --         (7,500)
       Distribution from Vivelle Ventures LLC                                   622             --
       Maturity of securities, net                                               --          5,880
       Purchase of fixed assets                                                (511)          (497)
       Payments for patent development costs                                   (155)          (130)
                                                                           --------       --------

           Cash (used in) investing activities                                  (44)        (2,247)

Cash flows from financing activities:
       Notes payable                                                          1,060             --
       Sale of common stock                                                      81          2,500
                                                                           --------       --------

           Cash flows provided by financing activities                        1,141          2,500
                                                                           --------       --------

Net increase (decrease) in cash and cash equivalents                          1,720         (5,530)
Cash and cash equivalents - beginning of period                               5,573         11,268
                                                                           --------       --------

Cash and cash equivalents - end of period                                  $  7,293       $  5,738
                                                                           ========       ========

The accrued 1998 bonuses for employees and officers of $329 were settled by issuance of common stock.

Cash payments for interest were $9.3 in 1999; no interest payments were made in prior year.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                           NOVEN PHARMACEUTICALS, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.     Basis of presentation

               In management's opinion, the accompanying unaudited financial statements of Noven Pharmaceuticals, Inc. ("Noven") contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Noven as of June 30, 1999, and the results of its operations for the three and six months ended June 30, 1999 and 1998. The results of operations and cash flows for the six months ended June 30, 1999 are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 1999.

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

2.     Inventories:

               The following are the major classes of inventory (in thousands):

                                                        June 30,  December 31,
                                                         1999        1998
                                                        ------      ------

                        Finished goods                  $1,055      $  685
                        Work in process                    199         337
                        Raw materials                    1,680       1,711
                                                       -------      ------

                        Total                           $2,934      $2,733
                                                       =======      ======

3.     Income Taxes:

                Income taxes for the three and six months ended June 30, 1999 is a provision for the alternative minimum tax.

4.      Investment in Vivelle Ventures LLC:

                Noven shares in the income of Vivelle Ventures LLC d/b/a Novogyne Pharmaceuticals (the "Joint Venture") according to an established formula after an annual preferred return of $6.1 million to Novartis Pharmaceuticals Corporation ("Novartis"). Noven's share of income increases as product sales increase, subject to a cap of 50%. The Joint Venture did not produce sufficient income in the six months ended June 30, 1999 under the established formula for Noven to recognize income from the Joint Venture.

                During the six months ended June 30, 1999 Noven sold $4.1 million of products to, and earned $1.3 million in royalties from, the Joint Venture and was reimbursed for $6.5 million of sales and marketing expenses incurred on behalf of the Joint Venture. As of June 30, 1999 Noven's receivable from the Joint Venture was $3.3 million, representing products sold to and marketing expenses reimbursable from the Joint Venture. All intercompany balances are generally paid by the 15th day of the following month.

                Subject to the approval of the Joint Venture's management committee, cash may be distributed quarterly to Novartis and Noven based upon a contractual formula. In April 1999, Noven received a cash distribution of $622,000 from the Joint Venture based upon the results of operations for the year ended December 31, 1998. This distribution was recorded as a return of capital in the second quarter of 1999.

5.      Notes Payable:

                In May 1999, Noven entered into a Master Finance Lease Agreement (the "Master Lease") with SunTrust Bank, Miami for a maximum principal amount of $1 million with a base lease term of three or four years depending upon the equipment type. The Master Lease contains certain financial covenants. Transactions under the Master Lease have been accounted for as financial arrangements. Under the Master Lease, Noven has entered into one lease in the amount of $624,000 with an expiration date of May 2003.

6.      Stockholders' Equity:

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

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

         Total revenues for the six months ended June 30, 1999 were $15.0 million, an increase of $6.0 million, or 67%, over the same period in the prior year. This increase in revenues was primarily attributable to the launch of Vivelle-Dot(TM) by Vivelle Ventures LLC (the "Joint Venture") in May 1999, which resulted in higher sales of the Vivelle family of products, and sales of CombiPatch(TM), which was launched in the U.S. by Rhone-Poulenc Rorer, Inc. ("RPR") in September 1998. Royalties are included in product sales. Because substantially all of Noven's product sales are to its licensees, Noven expects that its product sales may fluctuate from quarter to quarter depending on various factors not in Noven's control, including, but not limited to, the inventory requirements of each licensee.

          Gross profit for the six months ended June 30, 1999 was $8.3 million (56% of product sales), compared to $4.6 million (52% of product sales) for the same period in the prior year . The increase in gross margins resulted primarily from a shift in product mix and an increase in manufacturing efficiency.

         Research and development expenses decreased approximately $0.8 million, or 21%, for the six months ended June 30, 1999, compared to the same period in the prior year . This decrease was attributable to fewer clinical studies in the first half of 1999 as a result of completion of studies relating to Vivelle-Dot(TM). The future level of research and development expenditures will depend on, among other things, the status of products under development and the outcome of clinical trials, strategic decisions by management, the consummation of new license agreements and Noven's liquidity.

         Marketing, general and administrative expenses decreased approximately $2.2 million, or 38%, for the six months ended June 30, 1999 from the same period in the prior year . This decrease was primarily due to lower sales and marketing expenses associated with Dentipatch(R).

         Interest income, net decreased approximately $0.2 million, or 58%, for the six months ended June 30, 1999 compared to the same period in 1998, primarily due to lower average balances in cash and cash equivalents and an increase in debt associated with a Master Lease facility entered into in May 1999.

         Income taxes for the six months ended June 30, 1999 is a provision for the alternative minimum tax.

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

          Total revenues for the three months ended June 30, 1999 were $7.5 million, an increase of $1.1 million, or 17%, over the same period in the prior year. This increase in revenues was primarily attributable to the launch of Vivelle-Dot(TM) in May 1999, which resulted in higher sales of the Vivelle family of products, and sales of CombiPatch(TM), which was launched in the U.S. by RPR in September 1998.

          Gross profit for the three months ended June 30, 1999 was $4.1 million (55% of product sales), compared to $3.1 million (50% of product sales) for the same period in the prior year. The increase in gross margins resulted primarily from a shift in product mix and an increase in manufacturing efficiency.

         Research and development expenses decreased approximately $0.5 million, or 25%, for the three months ended June 30, 1999 compared to the same period in the prior year. This decrease was attributable to fewer clinical studies in the first half of 1999, as a result of completion of studies relating to Vivelle-Dot(TM).

         Marketing, general and administrative expenses decreased approximately $1.1 million, or 39%, for the three months ended June 30, 1999 compared to the same period in the prior year. This decrease was primarily due to lower sales and marketing expenses associated with Dentipatch(R) and, to a lesser extent, lower administrative costs.

         Interest income, net decreased approximately $22,000, or 26%, for the three months ended June 30, 1999 compared to the same period in 1998, primarily due to lower average balances in cash and cash equivalents and an increase in debt associated with a Master Lease facility entered into in May 1999.

         Income taxes for the three months ended June 30, 1999 is a provision for the alternative minimum tax.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 1999 and December 31, 1998, Noven had $7.3 million and $5.6 million, respectively, in cash and cash equivalents.


         Net cash of approximately $0.6 million was provided by operating activities during the first six months of 1999, compared to approximately $5.8 million used in operating activities during the same period in the prior year. The increase in cash provided by operating activities was primarily the result of improved operating income, offset by an increase in accounts receivable and a reduction in accounts payable. The higher accounts receivable is a direct result of higher sales of the Vivelle family of products and sales of CombiPatch(TM).

         Net cash of approximately $44,000 was used in investing activities during the first six months of 1999, compared to approximately $2.2 million used in investing activities during the same period of the prior year. The difference in cash flows was primarily attributable to the investment in the Joint Venture, offset by the maturity of securities in the 1998 period. Net cash used in investing activities during 1999 resulted from the purchase of fixed assets and payment of patent development costs, partially offset by a cash distribution from the Joint Venture.

         Net cash of approximately $1.1 million was provided by financing activities during the first six months of 1999, compared to approximately $2.5 million provided by financing activities during the same period of the prior year. The difference in cash flows was primarily attributable to higher than normal sales of common stock in 1998 as a result of the exercise of certain warrants, partially offset by the increase in notes payable in 1999. In May 1999, Noven entered into a Master Lease with SunTrust Bank, Miami for a maximum principal amount of $1.1 million with a lease term of three or four years depending upon the equipment type. The Master Lease contains certain financial covenants. Transactions under the Master Lease have been accounted for as financial arrangements. Under the Master Lease, Noven has entered into one lease in the amount of $624,000 with an expiration date of May 2003.

         Noven's principal sources of short term liquidity are existing cash and cash generated from product sales, royalties under license agreements and distributions from the Joint Venture, which Noven believes will be sufficient to meet its operating needs and anticipated capital requirements over the short term. For the long term, Noven intends to utilize funds derived from these sources, as well as funds generated through sales of products under development. Noven expects that such funds will be comprised of payments received pursuant to future licensing arrangements, as well as Noven's direct sales of its own products. There can be no assurance that Noven will successfully complete the development of products under development, that Noven will obtain regulatory approval for any such products, or that any approved product may be produced in commercial quantities, at reasonable costs, and be successfully marketed. To the extent that capital requirements exceed available capital, Noven will need to seek alternative sources of financing to fund its operations. Other than the Master Lease, Noven has no credit facility and no assurance can be given that alternative financing will be available, if at all, in a timely manner, on favorable terms. If Noven is unable to obtain satisfactory alternative financing, Noven may be required to delay or reduce its proposed expenditures, including expenditures for research and development, or sell assets in order to meet its future obligations.

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

STATUS

         Noven initiated its Year 2000 project in early 1998 and engaged an independent consulting company to assist in coordinating its Year 2000 project. The initial inventory, assessment and prioritization and planning phases were completed by May 1998. Noven has completed the testing and remediation of its IT and non-IT systems. None of Noven's other IT projects have been materially delayed or impacted by the Year 2000 Project. The book value of computers, software and equipment that will need to be written off as a result of not being Year 2000 compliant is immaterial.

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

COSTS

         The estimated total cost of the Year 2000 project is $250,000. As of June 30, 1999, Noven had incurred costs of approximately $175,000 related to this project. The project is being funded by cash on hand and from internally generated funds, which Noven expects to be adequate to complete the project.

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



                           PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Annual Meeting of Stockholders held on June 8, 1999.

         (i)  Election of  Directors

                                                 FOR                  AGAINST
                                             ----------               -------
              Sheldon H. Becher              15,270,659               213,324
              Sidney Braginsky               15,270,259               213,724
              Rodolfo C. Bryce               15,270,059               213,924
              Lawrence J. DuBow              15,270,259               213,724
              Mitchell Goldberg              15,270,659               213,324
              Steven Sablotsky               15,270,659               213,324
              Robert C. Strauss              15,270,259               213,724


         (ii) The ratification of the appointment of Deloitte & Touche LLP as the independent certified public accountants for 1999 was approved by an affirmative vote of 15,331,083 shares to a negative vote of 133,529 shares, with 19,371 shares abstaining.

         (iii) The proposal to approve the Noven Pharmaceuticals, Inc. Long-Term Incentive Plan was approved by an affirmative vote of 14,053,781 shares to a negative vote of 1,379,261 shares, with 50,941 shares abstaining.

ITEM 5. OTHER INFORMATION

                  In August 1999, Noven's Board of Directors amended the Noven Pharmaceuticals, Inc. 1992 Stock Option Plan and the Noven Pharmaceuticals, Inc. 1997 Stock Option Plan to conform the change in control provisions of such plans to the comparable provisions of the Noven Pharmaceuticals, Inc. 1999 Long-Term Incentive Plan, which was approved by Noven's shareholders in June 1999. The amendments will affect outstanding options under the 1992 and 1997 plans, and the Board believes that the amendments will enhance the incentive and retention value of the plans.




ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     EXHIBITS

        10.1  Amendment to Noven Pharmaceuticals, Inc. 1992 Stock Option Plan

        10.2  Amendment to Noven Pharmaceuticals, Inc. 1997 Stock Option Plan

        27    Financial Data Schedule

(b)     REPORTS OF FORM 8-K

        No reports on Form 8-K were filed by the Registrant during the three months ended June 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                NOVEN PHARMACEUTICALS, INC.





Date:   August 13, 1999                         By: /s/ James B. Messiry
        ---------------                             -----------------------
                                                    James B. Messiry
                                                    Vice President and
                                                    Chief Financial Officer

                                    EXHIBITS

           10.1   Amendment to Noven Pharmaceuticals, Inc.
                  1992 Stock Option Plan

           10.2   Amendment to Noven Pharmaceuticals, Inc.
                  1997 Stock Option Plan

           27     Financial Data Schedule