Form 10-Q
period 1999-09-30
NOVEN PHARMACEUTICALS INC
filed 1999-11-15
CIK 815838

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


               Quarterly Report Under Section 13 or 15 (d) of the
                        Securities Exchange Act of 1934

               For the quarterly period ended September 30, 1999

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

                    11960 S.W. 144th Street Miami, FL 33186
              ---------------------------------------------------
              (Address of principal executive offices) (Zip Code)


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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

              Class                            Outstanding at October 29, 1999
   -----------------------------               -------------------------------
   Common stock $.0001 par value                         21,515,530

                          NOVEN PHARMACEUTICALS, INC.

                                     INDEX


                                                                             Page No.
                                                                             --------

PART I - FINANCIAL INFORMATION


   Item 1-  Financial Statements

            Statements of Operations for the Three and Nine Months Ended
                  September 30, 1999 and 1998                                    3

            Balance Sheets as of September 30, 1999 and December 31, 1998        4

            Statements of Cash Flows for the Nine Months Ended
                  September 30, 1999 and 1998                                    5

            Notes to Financial Statements                                      6 - 7

   Item 2-  Management's Discussion and Analysis of  Financial
                  Condition and Results of Operations                          8 - 11

   Item 3-  Quantitative and Qualitative Disclosures About Market Risk           11

PART II -  OTHER INFORMATION

   Item 5-  Other Information                                                    12

   Item 6-  Exhibits and Reports on Form 8-K                                     12



SIGNATURES                                                                       13


PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

                          NOVEN PHARMACEUTICALS, INC.
                            Statements of Operations
                   Three and Nine Months Ended September 30,
                    (in thousands, except per share amounts)
                                  (unaudited)


                                                         Three Months               Nine Months
                                                    --------------------      ---------------------
                                                      1999         1998         1999         1998
                                                    -------      -------      -------      --------
Revenues:
        Product sales                               $ 8,004      $ 3,962      $22,861      $ 12,789
        License revenue                                  56        1,057          169         1,172
                                                    -------      -------      -------      --------
        Total revenues                                8,060        5,019       23,030        13,961

Expenses:
        Cost of products sold                         3,464        1,576       10,069         5,803
        Research and development                      1,585        1,352        4,727         5,333
        Marketing, general and  administrative        1,800        2,038        5,446         7,881
                                                    -------      -------      -------      --------

        Total operating costs and expenses            6,849        4,966       20,242        19,017
                                                    -------      -------      -------      --------


Income (loss) from operations                         1,211           53        2,788        (5,056)
Interest income, net                                     78           87          193           362
                                                    -------      -------      -------      --------

Net income (loss) before income taxes                 1,289          140        2,981        (4,694)
Income taxes                                             50           --           68            --
                                                    -------      -------      -------      --------

Net income (loss)                                   $ 1,239      $   140      $ 2,913      $ (4,694)
                                                    =======      =======      =======      ========

Basic and diluted income (loss) per share           $  0.06      $   .01      $  0.14      $  (0.23)
                                                    =======      =======      =======      ========

Basic weighted average of common stock               21,511       21,475       21,501        20,855
                                                    =======      =======      =======      ========

Diluted weighted average of common stock             21,783       21,475       21,673        20,855
                                                    =======      =======      =======      ========




The accompanying notes are an integral part of these statements.

                          NOVEN PHARMACEUTICALS, INC.
                                 Balance Sheets
                       (in thousands, except share data)


                                                                   September 30, 1999    December 31, 1998
                                                                      (unaudited)           (audited)
                                                                   ------------------    -----------------
Assets
Current Assets:
      Cash and cash equivalents                                        $  9,633             $  5,573
      Accounts receivable (less allowance for doubtful accounts
        of $153 in 1999 and $268 in 1998)                                 4,471                3,044
      Due from Vivelle Ventures LLC                                       1,882                3,489
      Inventories                                                         3,138                2,733
      Prepaid and other current assets                                      274                  421
                                                                       --------             --------

                                                                         19,398               15,260
Property,  Plant and Equipment:
       Property,  plant and equipment, at cost                           21,318               20,376
       Less: accumulated depreciation and amortization                    5,907                4,859
                                                                       --------             --------

                                                                         15,411               15,517
Other Assets:
      Investment in Vivelle Ventures LLC                                  6,878                7,500
      Patent development costs, net                                       1,801                1,765
      Deposits and other assets                                             415                  114
                                                                       --------             --------

                                                                          9,094                9,379
                                                                       --------             --------

                                                                       $ 43,903             $ 40,156
                                                                       ========             ========
Liabilities and Stockholders' Equity
Current Liabilities:
     Accounts payable                                                  $  3,233             $  4,954
     Notes payable                                                          375                  179
     Accrued compensation and related liabilities                         1,681                  913
     Other accrued liabilities                                              678                  141
                                                                       --------             --------

                                                                          5,967                6,187

Long Term Liabilities:
     Deferred license revenue                                             5,475                5,644
     Notes payable                                                          772                   --
                                                                       --------             --------

                                                                          6,247                5,644

Stockholders' Equity:
     Preferred stock - authorized 100,000 shares of $.01 par
         value; no shares issued or outstanding                              --                   --
     Common stock - authorized 40,000,000 shares,
         par value $.0001 per share; issued and
         outstanding 21,515,530  shares at September 30, 1999 and
         21,482,423 at December 31, 1998                                      2                    2
     Additional paid-in capital                                          66,457               66,669
     Accumulated deficit                                                (34,770)             (37,683)
     Treasury stock, 97,100 shares, at cost                                  --                 (663)
                                                                       --------             --------

                                                                         31,689               28,325
                                                                       --------             --------
                                                                       $ 43,903             $ 40,156
                                                                       ========             ========

The accompanying notes are an integral part of these statements.

                          NOVEN PHARMACEUTICALS, INC.
                            Statements of Cash Flows
                        Nine Months Ended September 30,
                                 (in thousands)
                                  (unaudited)


                                                                                 1999             1998
                                                                               -------         ----------

Cash flows from operating activities:
Net Net income (loss)                                                          $ 2,913         $ (4,694)
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                                                1,047              905
    Amortization of patent costs                                                   156              156
    (Increase) in inventories                                                     (405)            (621)
    Decrease in prepaid and other current assets                                   147               52
    (Increase) in accounts receivable                                             (811)          (2,604)
    Decrease in due from Vivelle Ventures LLC                                      991               --
    (Decrease) increase in accounts payable                                     (1,721)           1,613
    Increase in accrued compensation and related liabilities                     1,096              633
    Increase in other accrued liabilities                                          538               88
    (Decrease) in deferred license revenue                                        (169)            (169)
    (Increase) in deposits and other assets                                       (300)            (390)
                                                                               -------         --------

                  Cash flows provided by (used in) operating activities          3,482           (5,031)

Cash flows from investing activities:
    Investment in Vivelle Ventures LLC                                              --           (7,500)
    Distribution from Vivelle Ventures LLC                                         622               --
    Maturity of securities, net                                                     --            5,880
    Purchase of fixed assets                                                      (941)            (691)
    Payments for patent development costs                                         (192)            (181)
                                                                               -------         --------

                  Cash (used in) investing activities                             (511)          (2,492)

Cash flows from financing activities:
    Notes payable                                                                  968               --
    Sale of common stock                                                           121            2,523
                                                                               -------         --------

                  Cash flows provided by financing activities                    1,089            2,523
                                                                               -------         --------

Net increase (decrease) in cash and cash equivalents                             4,060           (5,000)
Cash and cash equivalents - beginning of period                                  5,573           11,268
                                                                               -------         --------

Cash and cash equivalents - end of period                                      $ 9,633         $  6,268
                                                                               =======         ========



In accrued compensation and related liabilities, the 1998 bonuses for employees and officers of $329 were settled by issuance of common stock.

Cash payments for interest were $29 in 1999; no interest payments were made in prior year.

The accompanying notes are an integral part of these statements.

                          NOVEN PHARMACEUTICALS, INC.
                    Notes to Unaudited Financial Statements

1.     Basis of presentation

               In management's opinion, the accompanying unaudited financial statements of Noven Pharmaceuticals, Inc. ("Noven") contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Noven as of September 30, 1999, and the results of its operations for the three and nine months ended September 30, 1999 and 1998. The results of operations and cash flows for the nine months ended September 30, 1999 are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 1999.

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

2.     Inventories:

               The following are the major classes of inventory (in thousands):


                                     September 30,           December 31,
                                         1999                   1998
                                     -------------           ------------

      Finished goods                   $   206                 $   685
      Work in process                      787                     337
      Raw materials                      2,145                   1,711
                                       -------                 -------
      Total                            $ 3,138                 $ 2,733
                                       =======                 =======



3.     Income Taxes:
                Income taxes for the three and nine months ended September 30, 1999 is a provision for the alternative minimum tax.

4.      Investment in Vivelle Ventures LLC:

                Noven shares in the income of Vivelle Ventures LLC d/b/a Novogyne Pharmaceuticals (the "Joint Venture") according to an established formula after an annual preferred return of $6.1 million to Novartis Pharmaceuticals Corporation ("Novartis"). Noven's share of income increases as product sales increase, subject to a cap of 50%. The Joint Venture did not produce sufficient income in the nine months ended September 30, 1999 for Noven to recognize income from the Joint Venture under the established formula.

                During the nine months ended September 30, 1999 Noven sold $6.1 million of products to, and earned $1.8 million in royalties from, the Joint Venture and was reimbursed for $10.4 million of sales and marketing expenses incurred on behalf of the Joint Venture. As of September 30, 1999 Noven's receivable from the Joint Venture was $1.9 million, representing products sold to and marketing expenses reimbursable from the Joint Venture. All intercompany balances are generally paid by the 15th day of the following month.

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

7.     Subsequent Events:

                In October 1999, Novartis Pharma AG sublicensed from Rhone-Poulenc Rorer, Inc. and its affiliates ("RPR") RPR's rights to market (1) Noven's combination estrogen/progestin transdermal system under the name Estalis(R) in all countries other than the U.S. and Japan, and (2) Noven's first generation estrogen transdermal system under the name Menorest(R) in all countries other than the U.S., Canada and Japan. In connection with the sublicense transaction, and pursuant to Noven's license agreement with RPR, Noven received $2.7 million in cash from RPR as Noven's share of the sublicense fees paid to RPR.

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

         Noven recognizes revenues from product sales at the time of shipment. Noven accrues royalty revenue, which is included in product sales, based on its best estimates of its licensee's product sales. When no reasonable basis for estimating exists because the information is not in Noven's control, Noven will recognize royalty revenue when actual results are available. Because substantially all of Noven's product sales are to its licensees, Noven's product sales may fluctuate from quarter to quarter depending on various factors not in Noven's control, including but not limited to, inventory requirements of each licensee, the product pricing of each licensee and the timing of certain royalty reconciliations and payments under Noven's license agreements. Royalty reconciliations and payments under the license agreements are generally made once or twice a year for product sales made in the prior period.

Results of Operations

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

          Total revenues for the nine months ended September 30, 1999 were $23.0 million, an increase of $9.1 million, or 65%, over the same period in the prior year. This increase in revenues was primarily attributable to the launch of Vivelle-Dot(TM) by Vivelle Ventures LLC (the "Joint Venture") in May 1999 and sales of CombiPatch(TM), which was launched in the U.S. by Rhone-Poulenc Rorer, Inc. ("RPR") in September 1998, partially offset by lower licensing revenue due to milestone payments received during the 1998 period. Revenues for the 1999 period included $1.2 million in royalty payments related to sales of Menorest(R) in certain European countries through 1998.

          Gross profit for the nine months ended September 30, 1999 was $12.8 million (56% of product sales), compared to $7.0 million (55% of product sales) for the same period in the prior year. The increase in gross margins resulted primarily from a shift in product mix.

         Research and development expenses decreased approximately $0.6 million, or 11%, for the nine months ended September 30, 1999, compared to the same period in the prior year. This decrease was attributable to fewer clinical studies in 1999 as a result of completion of studies relating to Vivelle-Dot(TM). The future level of research and development expenditures will depend on, among other things, the status of products under development and the outcome of clinical trials, strategic decisions by management, the consummation of new license agreements and Noven's liquidity.

         Marketing, general and administrative expenses decreased approximately $2.4 million, or 31%, for the nine months ended September 30, 1999 from the same period in the prior year. This decrease was primarily due to lower sales and marketing expenses associated with Dentipatch(R).

         Interest income, net decreased approximately $0.2 million, or 47%, for the nine months ended September 30, 1999 compared to the same period in 1998, primarily due to lower average balances in cash and cash equivalents and an increase in debt associated with a Master Lease facility entered into in May 1999.

         Income taxes for the nine months ended September 30, 1999 is a provision for the alternative minimum tax.

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

          Total revenues for the three months ended September 30, 1999 were $8.1 million, an increase of $3.0 million, or 61%, over the same period in the prior year. This increase in revenues was primarily attributable to the launch of Vivelle-Dot(TM) in May 1999 and sales of CombiPatch(TM), which was launched in the U.S. by RPR in September 1998, partially offset by lower licensing revenue due to milestone payments received during the 1998 period. Revenues for the 1999 period included $1.2 million in royalty payments related to sales of Menorest(R) in certain European countries through 1998.

          Gross profit for the three months ended September 30, 1999 was $4.5 million (57% of product sales), compared to $2.4 million (60% of product sales) for the same period in the prior year. The decrease in gross margins resulted primarily from a shift in product mix and an increase in the number of units packaged by Noven.

         Research and development expenses increased approximately $0.2 million, or 17%, for the three months ended September 30, 1999 compared to the same period in the prior year. This increase was attributable to an increase in clinical studies and normal operating expenses.

         Marketing, general and administrative expenses decreased approximately $0.2 million, or 12%, for the three months ended September 30, 1999 compared to the same period in the prior year. This decrease was primarily due to lower sales and marketing expenses associated with Dentipatch(R).

         Income taxes for the three months ended September 30, 1999 is a provision for the alternative minimum tax.

Liquidity and Capital Resources

         As of September 30, 1999 and December 31, 1998, Noven had $9.6 million and $5.6 million, respectively, in cash and cash equivalents.

         Net cash of approximately $3.5 million was provided by operating activities during the first nine months of 1999, compared to approximately $5.0 million used in operating activities during the same period in the prior year. This increase primarily resulted from growth in income from operations before depreciation and amortization.

         Net cash of approximately $0.5 million was used in investing activities during the first nine months of 1999, compared to approximately $2.5 million used in investing activities during the same period of the prior year. In 1998, the investment in the Joint Venture was partially offset by the maturity of securities. Net cash used in investing activities during 1999 resulted from the purchase of fixed assets and payment of patent development costs, partially offset by a cash distribution from the Joint Venture.

         Net cash of approximately $1.1 million was provided by financing activities during the first nine months of 1999, compared to approximately $2.5 million provided by financing activities during the same period of the prior year. The 1998 period was affected by sales of common stock from the exercise of certain warrants. In May 1999, Noven entered into a Master Lease with SunTrust Bank, Miami for a maximum principal amount of $1.0 million with a base lease term of three or four years depending upon the equipment type. The Master Lease contains certain financial covenants. Under the Master Lease, Noven has entered into one lease in the amount of $624,000 with an expiration date of May 2003.

         Noven's principal sources of short term liquidity are existing cash and cash generated from product sales, royalties under license agreements and distributions from the Joint Venture, which Noven believes will be sufficient to meet its operating needs and anticipated capital requirements. For the long term, Noven intends to utilize funds derived from these sources, as well as funds generated through sales of products under development. Noven expects that such funds will be comprised of payments received pursuant to future licensing arrangements, as well as Noven's direct sales of its own products. There can be no assurance that Noven will successfully complete the development of products under development, that Noven will obtain regulatory approval for any such products, that any approved product may be produced in commercial quantities, at reasonable costs, and be successfully marketed, or that Noven will successfully negotiate future licensing arrangements. To the extent that capital requirements exceed available capital, Noven will seek alternative sources of financing to fund its operations. Other than the Master Lease, Noven has no credit facility and no assurance can be given that alternative financing will be available, if at all, in a timely manner, on favorable terms. If Noven is unable to obtain satisfactory alternative financing, Noven may be required to delay or reduce its proposed expenditures, including expenditures for research and development, or sell assets in order to meet its future obligations.

Year 2000 Compliance

         Noven believes that its Year 2000 project is essentially complete. The project has addressed potential problems in certain computer programs and embedded chips, which represent the calendar year with only the last two digits. There is a risk that, with respect to the change in calendar year from 1999 to 2000, some programs or chips could interpret "00" as "2000", "1900", or some other input. The project addressed issues in critical business areas related to information technology ("IT") systems, such as computer equipment and software, as well as non-IT systems, such as communication systems, alarm and security systems, manufacturing and distribution equipment and control systems, and laboratory testing and environmental control equipment and systems.

Status

         Noven initiated its Year 2000 project in early 1998 and engaged an independent consulting company to assist in coordinating its Year 2000 project. The initial inventory, assessment and prioritization and planning phases were completed by May 1998. Noven has also completed the testing and remediation of its IT and non-IT systems. None of Noven's other IT projects have been materially delayed or impacted by the Year 2000 Project.

         Noven also undertook efforts to determine the extent to which it may be affected by Year 2000 issues of third parties, including suppliers, customers, service providers and certain agencies and regulatory organizations. Noven has reviewed and continues to review with its critical suppliers and major customers the status of their Year 2000 readiness. Some third parties have either declined to provide the requested information or have limited the scope of their assurances. Noven has established a plan for the continued monitoring of critical business partners during 1999. Noven can provide no assurance that these third parties will not experience business disruption.

Costs

         The estimated total cost of the Year 2000 project is $200,000. As of September 30, 1999, Noven had incurred costs of approximately $195,000 related to this project. The project is being funded by cash on hand and from internally generated funds, which Noven expects to be adequate to complete the project.

Risks

         Noven believes that the Year 2000 issue will not have a material adverse effect on its results of operations, liquidity or financial condition. While Noven believes it is difficult to specifically identify the most reasonable worst case Year 2000 scenario, a reasonable worst case scenario would be the failure of third parties with which Noven conducts significant business, including critical supplies and major customers, to be Year 2000 compliant. Accordingly, a contingency plan has been developed for dealing with possible third-party failures, to the extent reasonably possible, including adjusting certain purchasing decisions and putting alternative processes and systems in place to address potential system failures. Noven plans to continue to analyze, develop and implement contingency plans throughout the remainder of 1999. No contingency plan can fully mitigate the impact of significant business disruptions among these third parties, and such plans cannot guarantee that no material adverse effects will occur.

         The costs of Noven's Year 2000 project are based upon management's best estimates, which were derived using numerous assumptions regarding future events, including the continued availability of certain resources, third-party remediation plans and other factors. There can be no assurance that these estimates will prove to be accurate, and actual results could differ materially from those currently anticipated.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

         Noven does not believe that it has material exposure to market rate risk. Noven has no material debt obligations. Noven may, however, require additional financing to fund future obligations and no assurance can be given that the terms of future sources of financing will not expose Noven to material market rate risk.

                          PART II - OTHER INFORMATION



Item 5.    Other Information

         In October 1999, Novartis Pharma AG sublicensed from Rhone-Poulenc Rorer Inc. and its affiliates ("RPR"), RPR's rights to market (1) Noven's combination estrogen/progestin transdermal system under the name Estalis(R) in all countries other than the U.S. and Japan, and (2) Noven's first generation estrogen transdermal system under the name Menorest(R) in all countries other than the U.S., Canada and Japan. In connection with the sublicense transaction, and pursuant to Noven's license agreement with RPR, Noven received $2.7 million in cash from RPR as Noven's share of the sublicense fees paid to RPR.

Item 6.    Exhibits and Reports on Form 8-K

(a)        Exhibits

             10.1 Amended and Restated License Agreement, dated as of September 30, 1999, between Rhone-Poulenc Rorer, Inc. and Noven (with certain provisions omitted pursuant to rule 24 b-2).

             10.2 Amended and Restated License Agreement, dated as of September 30, 1999, between Rhone-Poulenc Rorer Pharmaceuticals, Inc. and Noven (with certain provisions omitted pursuant to rule 24 b-2).

             27     Financial Data Schedule

(b)        Reports on Form 8-K

         No reports on Form 8-K were filed by the Registrant during the three months ended September 30, 1999.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              NOVEN PHARMACEUTICALS, INC.





Date: November 15, 1999                        By: /s/ James B. Messiry
                                                   ----------------------------
                                                   James B. Messiry
                                                   Vice President and
                                                   Chief Financial Officer

Exhibits

             10.1 Amended and Restated License Agreement, dated as of September 30, 1999, between Rhone-Poulenc Rorer, Inc. and Noven (with certain provisions omitted pursuant to rule 24 b-2).

             10.2 Amended and Restated License Agreement, dated as of September 30, 1999, between Rhone-Poulenc Rorer Pharmaceuticals, Inc. and Noven (with certain provisions omitted pursuant to rule 24 b-2).


             27     Financial Data Schedule