Form 10-K405
period 1999-12-31
NOVEN PHARMACEUTICALS INC
filed 2000-03-24
CIK 815838

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For the fiscal year ended December 31, 1999      Commission File Number 1-09623



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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of March 1, 2000, there were 21,760,750 shares of Common Stock outstanding.

         The aggregate market value of the voting stock held by non-affiliates of the registrant on March 1, 2000, was approximately $301 million.


                      DOCUMENTS INCORPORATED BY REFERENCE:


  Part III: Portions of registrant's Proxy Statement for its 2000 Annual Meeting of Shareholders.

                           NOVEN PHARMACEUTICALS, INC.

                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1999


                                TABLE OF CONTENTS


                                                                                                        PAGE
                                     PART I

Item 1.   Business................................................................................        3
Item 2.   Properties..............................................................................       17
Item 3.   Legal Proceedings.......................................................................       18
Item 4.   Submission of Matters to a Vote of Security Holders.....................................       18


                                     PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters...................       19
Item 6.   Selected Financial Data.................................................................       20
Item 7.   Management's Discussion and Analysis of Financial Condition and
            Results of Operations.................................................................       21
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk..............................       27
Item 8.   Financial Statements and Supplementary Data.............................................       27
Item 9.   Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure..................................................................       27


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant......................................       27
Item 11.  Executive Compensation..................................................................       27
Item 12.  Security Ownership of Certain Beneficial Owners and Management..........................       27
Item 13.  Certain Relationships and Related Transactions..........................................       28


                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K........................       28



                                     PART I
ITEM 1.  BUSINESS.

GENERAL

         Noven Pharmaceuticals, Inc. ("Noven") is a leader in the development and manufacture of advanced transdermal and transmucosal drug delivery products and technologies. Noven was incorporated in Delaware in 1987, and its principal executive offices are located at 11960 S.W. 144th Street, Miami, Florida 33186; its telephone number is (305) 253-5099.

         Noven's principal commercialized products are transdermal drug delivery systems for use in hormone replacement therapy. Noven's first product was an estrogen patch for the treatment of menopausal symptoms marketed under the brand name Vivelle(R) in the United States and Canada and under the brand name Menorest(R) in Europe and certain other markets. In May 1999, Noven's second generation estrogen patch, the smallest transdermal estrogen patch ever approved by the United States Food and Drug Administration ("FDA"), was launched in the United States under the brand name Vivelle-Dot(TM). Noven also developed a combination estrogen/progestin transdermal patch for the treatment of menopausal symptoms, which is marketed under the brand name CombiPatch(TM) in the United States and under the brand name Estalis(R) in Europe. See "Transdermal Drug Delivery - Products" below for a more complete description of Noven's transdermal products and their marketing status.

         Noven has an active research and development program with over 20 products in development. Research efforts are focused primarily on four therapeutic categories: hormone replacement therapy ("HRT"), central nervous system conditions, cardiovascular disease and pain management. Four of its development projects are currently in the clinical trial stage, including MethyPatch(TM), a transdermal methylphenidate delivery system for the treatment of Attention Deficit Hyperactivity Disorder (ADHD). Noven believes that this product will address several serious issues associated with existing therapies and, if approved, will compete in the $500 million market for drugs that treat ADHD. No assurance can be given that this product will be approved by the FDA or that, if approved, it will be successfully marketed. See "Research and Development" below for a more complete description of Noven's product development program.

         Noven also developed a novel transmucosal anesthetic delivery system which was approved for marketing by the United States Food and Drug Administration ("FDA") in 1996 for the prevention of pain from oral injection and soft tissue dental procedures. Noven markets this product in the United States under the brand name DentiPatch(R).

VIVELLE VENTURES LLC

         In May 1998, Noven and Novartis Pharmaceuticals Corporation ("Novartis") formed a joint venture company called Vivelle Ventures LLC to market and sell women's prescription healthcare products, with the initial focus on marketing Vivelle(R) in the United States and Canada. The joint venture does business under the name Novogyne Pharmaceuticals ("Novogyne"). Novogyne also markets Vivelle-Dot(TM) and co-promotes Novartis' Miacalcin(R) Nasal Spray, a product used to treat osteoporosis. Noven expects that Novogyne's product line will be expanded further in the future, although no assurance can be given that Novogyne will add additional products or that such products will be successfully marketed. Novogyne is managed by a committee of five members, three of which are appointed by Novartis and two of which are appointed by Noven. Pursuant to the joint venture operating agreement, certain significant actions require a supermajority vote of the committee members. The President of Novogyne is Robert C. Strauss, who also serves as the President and Chief Executive Officer of Noven.

         The establishment of Novogyne modified a prior relationship in which Noven had licensed to Novartis the exclusive right to market Vivelle(R) in the United States and Canada and received royalties from Novartis based upon Novartis' sales. Noven initially invested $7.5 million in return for a 49% equity interest in Novogyne. Novartis contributed its rights to Vivelle(R) to Novogyne and also licensed to Novogyne the right to use the Vivelle(R) trademark in return for a 51% equity interest in Novogyne. Under the terms of the joint venture agreements, Noven manufactures Vivelle(R) and Vivelle-Dot(TM), performs marketing, sales and promotional activities, and receives royalties from Novogyne based on Novogyne's sales of the products. Novartis distributes Vivelle(R) and Vivelle-Dot(TM) and provides certain other services to Novogyne, including marketing to the managed care sector.

         Subject to approval by Novogyne's management committee, cash may be distributed quarterly to Novartis and Noven based upon a contractual formula. The joint venture agreements provide for an annual preferred return of $6.1 million to Novartis and then an allocation of income between Novartis and Noven depending upon sales levels attained. Noven's share of income increases as product sales increase, subject to a maximum of 49%.

         Either party may dissolve the joint venture following the second or third anniversary of the formation of the joint venture in the event that Novogyne does not achieve (i) sales of at least the lesser of $20 million or 90% of the annual budgeted sales or (ii) profits sufficient to pay Novartis the preferred return of $6.1 million in the preceding year (which Noven has the right to cure). Both of these thresholds were met in 1999. Dissolution can also result from a change in control of Noven prior to May 1, 2000, or at any time thereafter if the acquirer is a top ten pharmaceutical company (as measured by annual dollar sales), or if prior to May 1, 2000, Mr. Strauss is terminated by Noven "without cause" or leaves due to "good reason," as defined in Mr. Strauss' employment agreement with Noven. Upon dissolution, Novartis would reacquire the rights to market Vivelle(R) and Vivelle-Dot(TM) and Novogyne's other assets would be liquidated and distributed to the parties in accordance with their capital account balances as determined pursuant to the operating agreement. The joint venture operating agreement also has a buy/sell provision, effective May 1, 2000, which allows either party to compel either the purchase of the other party's interest in Novogyne or the sale of its own interest.

STRATEGY

         Noven's strategy for continued growth and profitability is to utilize its proprietary transdermal and transmucosal drug delivery technology to establish a leadership position in these fields. In pursuing this strategy, Noven intends to focus on developing products for the following therapeutic areas: hormone replacement therapy, central nervous system conditions, cardiovascular disease and pain management. On a long-term basis, Noven will seek to (i) expand its technology base and seek to develop other drug delivery technologies, (ii) capitalize on the opportunity presented by its collaboration with Novartis through Novogyne by (a) licensing certain of Noven's women's health products to Novogyne and (b) expanding Novogyne's product range beyond transdermal products, (iii) form new strategic alliances with other pharmaceutical companies and (iv) establish its own sales force to market certain of its independently developed products. No assurance can be given that Noven will successfully implement all or part of its long-term strategy.

TRANSDERMAL DRUG DELIVERY

DESCRIPTION

         Transdermal drug delivery systems utilize an adhesive patch containing medication which is administered through the skin and into the bloodstream over an extended period of time. Transdermal drug delivery systems may offer significant advantages over conventional oral and parenteral dosage forms, including non-invasive administration, controlled delivery, improved patient compliance and avoidance of certain problems and adverse side-effects.

         Noven believes that its technology enables it to develop patient-friendly transdermal systems that improve a patient's quality of life by reducing irritation and improving adhesion. Noven's patented, proprietary transdermal drug delivery systems incorporate a thin, solid state, multi-laminate construction with a drug-bearing interpolymeric adhesive. Noven's transdermal drug delivery systems are capable of being modified to deliver a wide variety of chemical entities. By utilizing a unique, patented blend of polymeric components which effectively modulate the solubility of the drug compound in the adhesive, Noven has achieved the delivery of lipophilic and hydrophilic drugs while minimizing the amount of drug needed in the adhesive. By reducing the dependence of these transdermal systems on chemical means of enhancement, the irritation potential of the finished product is significantly reduced. As a result of these developments, larger molecules, previously believed to be unsuitable for transdermal delivery, can be administered at efficacious doses without irritation.

PRODUCTS

FIRST GENERATION TRANSDERMAL ESTROGEN DELIVERY SYSTEM

         Noven's first generation transdermal estrogen delivery systems (marketed as Vivelle(R) and Menorest(R)) are available by prescription and utilize Noven's advanced transdermal matrix technology. These products deliver 17-beta estradiol, the primary estrogen produced by the ovaries, through a patch that is applied twice weekly. Vivelle(R) and Menorest(R) offer four dosage strengths, thereby allowing physicians to maintain patients on the appropriate dose of estrogen.

         This product has been approved for marketing by the FDA, as well as by regulatory authorities in 38 foreign countries, for the treatment of menopausal symptoms. This product has also been approved for marketing in 36 foreign countries for the prevention of osteoporosis, and an application was filed with the FDA in October 1999 seeking marketing approval in the United States for this indication. Marketing rights to this product are held by Novogyne in the United States, Aventis S.A. (f/k/a Rhone-Poulenc Rorer, Inc.) ("Aventis") in Japan and by Novartis in all other territories. Marketing rights outside of the United States and Canada were held exclusively by Aventis until October 1999, when Novartis sublicensed Aventis' rights to market the product in all of Aventis' exclusive markets other than Japan. Novartis is selling this product under the brand name Menorest(R) in over 20 foreign countries, including France, Germany and the United Kingdom.

Novogyne markets this product in the United States under the brand name Vivelle(R), and Novartis' Canadian affiliate markets this product under the brand name Vivelle(R) in Canada.

         Pursuant to license and supply agreements with Aventis, Novartis and Novogyne, Noven manufactures Vivelle(R) and Menorest(R) for these parties and receives royalties based on their sales of the products. The supply agreement for Menorest(R) is a long-term agreement and the supply agreement for Vivelle(R) expires in January 2003.

SECOND GENERATION TRANSDERMAL ESTROGEN DELIVERY SYSTEM

         Noven's continued efforts to improve its matrix patch technology have resulted in the successful development of a second generation transdermal estrogen replacement system called Vivelle-Dot(TM). This second generation system, utilizing Noven's proprietary Dot Matrix(TM) technology, is only one-third the area of a Vivelle(R) or Menorest(R) system at any given dosage level, yet provides the same delivery of drug over the same period. This system is even more flexible and comfortable to wear than the first generation product, with a lower potential for skin irritation. This product is bioequivalent to Noven's first generation product and, like that product, is available in four dosage strengths.

         In January 1999, Noven received FDA approval to market Vivelle-Dot(TM) for the treatment of the symptoms of menopause, and, in May 1999, Novogyne launched Vivelle-Dot(TM) in the United States. Novartis has marketing rights for Vivelle-Dot(TM) in Canada, and Aventis has marketing rights in Japan. Noven has retained marketing rights to Vivelle-Dot(TM) in all other markets and is currently seeking marketing partners.

         Pursuant to license and supply agreements with Novogyne, Noven manufactures the product for Novogyne and receives royalties based on Novogyne's sales of the product.

TRANSDERMAL COMBINATION ESTROGEN/PROGESTIN DELIVERY SYSTEM

         Another of Noven's major developments in HRT was the first combination transdermal therapy system approved for marketing by the FDA, a combination patch containing 17-beta estradiol and a progestin, norethindrone acetate
(NETA). Benefits of estrogen replacement therapy include menopausal symptom control, osteoporosis prevention and cardiovascular protection. For women who have an intact uterus (non-hysterectomized), estrogen replacement therapy has been associated with an increased risk of uterine cancer. To address this situation, a combination therapy of estrogen and progestin is prescribed. Using both products together has been shown to reduce the risk of endometrial cancer while continuing to produce the benefits of estrogen replacement therapy. Further, studies have shown that continuous use of both estrogen and low dose progestin may be effective for many women in eliminating the monthly menstrual cycle or irregular bleeding.

         In 1998, Aventis, Noven's then exclusive worldwide licensee for this product, received approval from the FDA, as well as by regulatory authorities in 13 foreign countries, for the treatment of menopausal symptoms. Aventis is presently marketing the product under the brand name CombiPatch(TM) in the United States. Pursuant to the October 1999 sublicense by Aventis to Novartis described above, Novartis also acquired the right to market this product outside of the United States and Japan and is marketing this product under the brand name Estalis(R) in Sweden. Noven expects that Novartis will launch Estalis(R) in more countries over the next several years, beginning in the year 2000, although no assurance can be given that Novartis will launch and successfully market Estalis(R) in any given country.

         Pursuant to license and supply agreements with Aventis, which has sublicensed its rights outside of the United States and Japan to Novartis, Noven manufactures the combination product for these parties and receives royalties based on their sales of the product.

DEPENDENCE ON LICENSEES AND JOINT VENTURE

         During 1999, 6%, 35% and 57% of Noven's revenues were generated from sales to, and fees and royalties received from, Novartis, Novogyne and Aventis, respectively. Noven expects to be dependent on sales to Novartis, Novogyne and Aventis, as well as fees and royalties generated from such parties' sales of its transdermal delivery systems, for a significant portion of its expected revenues for the next several years, and no assurance can be given regarding the amount and timing of such revenues. Failure of any of these parties to successfully market these products would cause the quantity of products purchased from Noven and the amount of fees and royalties ultimately paid to Noven to be reduced and would therefore have a material adverse effect on Noven's business and results of operations. Noven expects to be able to exert influence on the marketing of Vivelle(R) and Vivelle-Dot(TM) through its participation in the management of Novogyne, but the management committee of Novogyne is comprised of a majority of Novartis representatives. With respect to Aventis' and Novartis' marketing efforts, Noven's agreements with these parties impose certain obligations on them, but there can be no assurance that such agreements will provide Noven with any meaningful level of protection or cause these parties to perform at a level that Noven deems satisfactory. Aventis recently completed a major merger transaction, creating an additional level of uncertainty regarding Aventis' future marketing efforts.

         In addition to Noven's dependence on sales by licensees, Noven expects that a significant amount of its earnings for the next several years will be generated through its interest in Novogyne, and no assurance can be given regarding Novogyne's future profitability. Novogyne's sales force is significantly smaller than the sales forces promoting several competitive products, including the market leading product, and there can be no assurance that Novogyne's sales force will be successful. Failure of Novogyne to successfully market Vivelle(R) and Vivelle-Dot(TM) would have a material adverse effect on Noven's business and results of operations. See "Competition" below for a more complete description of the competitive factors affecting Noven and its business.

HRT MARKET OVERVIEW

         There are more than 40 million post-menopausal women in the United States, and this group is expected to grow by 50% by 2020. Noven estimates that worldwide sales of all hormone replacement products, including those delivered transdermally, are approximately $2.5 billion to $3.0 billion annually. With the aging of the population worldwide, conditions and diseases such as menopause, osteoporosis and heart disease, which may benefit from hormone replacement therapy, are expected to become significantly more prevalent.

         Menopause begins when the ovaries cease to produce estrogen, or when both ovaries are removed surgically prior to natural menopause. The most common acute physical symptoms of natural or surgical menopause are hot flashes and night sweats, which can occur in up to 85% of menopausal women. Another common problem is vaginal dryness. This condition, which affects an estimated 25% of women, usually begins within five years after menopause. Moderate-to-severe menopausal symptoms can be treated by replacing the estrogen the body can no longer produce. Estrogen replacement therapy relieves hot flashes and night sweats effectively, and prevents drying and shrinking of the reproductive system.

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

         Heart disease is the number one killer of post-menopausal women in the United States. There have been numerous studies that suggest that estrogen replacement therapy may significantly reduce the risk of cardiovascular disease in post-menopausal women. Various reported studies have suggested that estrogen replacement therapy may reduce the risk of colon cancer and may prevent or treat osteoarthritis, Alzheimer's disease, strokes, and tooth loss in menopausal women, but the efficacy of estrogen replacement therapy for the prevention or treatment of these conditions has not been conclusively demonstrated. Other reported studies suggest that prolonged use of combination estrogen/progestin hormone replacement therapy may increase the risk of breast cancer in menopausal women.

TRANSMUCOSAL DRUG DELIVERY

DESCRIPTION

         Large, complex, bioengineered molecules such as peptides, proteins and carbohydrates typically require an injectable route of delivery. When taken orally (as capsules or tablets) they are broken down and largely inactivated in the stomach and intestines. The transdermal route is also unsuitable for these molecules because they are often too large to pass through the skin intact. Transmucosal drug delivery, however, utilizing Noven's transmucosal patch technology, might offer a viable alternative. The lining of the mouth is thin and highly vascular, and drugs can pass rapidly across the mucosa and into the bloodstream without being subjected to breakdown in the gastrointestinal tract. Noven's oral patch technology provides the opportunity to focus and maintain a high concentration of drug against the mucosa to maximize absorption. Noven's transmucosal drug delivery systems utilize a bio-adhesive patch containing medication which adheres to the buccal mucosa. These systems then administer the drug across the mucosa and into the bloodstream. Transmucosal drug delivery systems also have many of the advantages associated with transdermal drug delivery, including non-invasive administration and controlled delivery.

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

PRODUCTS

DENTIPATCH(R)  - TRANSMUCOSAL LIDOCAINE DELIVERY SYSTEM

         Noven's first transmucosal delivery system, the DentiPatch(R) system, is a patented, proprietary technology consisting of a thin, solid state multi-laminate construction with a drug-bearing bio-adhesive that delivers lidocaine through the buccal mucosa over time. DentiPatch(R) was approved for marketing by the FDA in May 1996 and by the United Kingdom Medicines Control Agency in December 1998 and is the first FDA-approved, and still the only commercially available, oral transmucosal patch. Noven launched the product nationwide in April 1997. The product is the first topical anesthetic clinically proven to prevent pain when large needles are inserted to the bone. It is indicated for the prevention of pain from oral injections and soft tissue dental procedures. Noven is currently marketing the DentiPatch(R) system in the United States through its own marketing and sales department.

RESEARCH AND DEVELOPMENT

         Noven's research and development efforts are focused primarily on developing products in the following fields: hormone replacement therapy, cardiovascular disease, central nervous system conditions and pain management. For the years ended December 31, 1999, 1998 and 1997, Noven spent $7.2 million, $6.8 million and $9.7 million, respectively, for company-sponsored research and development activities. From time to time, Noven may supplement its research and development efforts by entering into research and development agreements, joint ventures and other collaborative arrangements with other companies to defray the cost of product development. Noven's research and development philosophy is to identify drugs that can be delivered either transdermally or transmucosally, which can be developed rapidly and which have substantial market potential. Noven also seeks therapies that can be improved by using Noven's innovative technologies. The majority of drugs that Noven will work on are established agents currently being delivered to patients other than transdermally or transmucosally.

         Statements in this Form 10-K concerning the timing of regulatory filings and approvals are forward looking statements which are subject to risks and uncertainties. The length of time necessary to complete clinical trials, and from submission of an application for market approval to a final decision by a regulatory authority, varies significantly. No assurance can be given that Noven will have the financial resources necessary to complete products under development, that those projects to which Noven dedicates sufficient resources will be successfully completed, that Noven will be able to obtain regulatory approval for any such product, or that any approved product may be produced in commercial quantities, at reasonable costs, and be successfully marketed, either by Noven or by a licensing partner. Similarly, there can be no assurance that Noven's competitors, many of whom have greater resources than Noven, will not develop and introduce products that will adversely affect Noven's business and results of operations.

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

PRODUCT                           INDICATION                   REGULATORY STATUS            MARKETING RIGHTS
-------                           ----------                   -----------------            ----------------
TRANSDERMAL HRT

Estrogen/Vivelle(R) and           Menopausal Symptoms          FDA-approved;                Novogyne--U.S.
Menorest(R)                                                    Approved in 38 foreign       Aventis--JapaN
                                                               countries                    Novartis--all other
                                                                                            territories

                                  Osteoporosis                 Approved in 36
                                                               foreign countries;
                                                               Application filed
                                                               and pending in U.S.

Second Generation                 Menopausal Symptoms          FDA-approved                 Novogyne--U.S.
Estrogen/Vivelle-Dot(TM)                                       Application filed and        Novartis--Canada
                                                               pending in Europe            Aventis--Japan
                                                                                            Noven--all other
                                                                                            territories

                                  Osteoporosis                 Pending results of
                                                               Vivelle(R) application in
                                                               the U.S. and pending
                                                               Vivelle-Dot(TM)
                                                               approval in Europe

Third Generation Estrogen         Menopausal Symptoms/         Pre-clinical                  Novogyne-- U.S. and Canada
                                  Osteoporosis                 development                   Aventis--Japan
                                                                                             Noven--all other
                                                                                             territories


Combination Estrogen/Progestin    Menopausal Symptoms          FDA-approved;                 Aventis--U.S. and Japan
CombiPatch(TM)/Estalis(R)                                      Approved in 13 foreign        Novartis--all other
                                                               countries                     territories






PRODUCT                           INDICATION                   REGULATORY STATUS            MARKETING RIGHTS
-------                           ----------                   -----------------            ----------------
Second Generation Combination     Menopausal Symptoms/         Pre-clinical development     Aventis--Worldwide
Estrogen/Progestin                Osteoporosis

Androgen                          Libido                       Phase I study complete       Noven

Androgen/Estrogen                 Menopausal Symptoms/Libido   Pre-clinical development     Noven



TRANSMUCOSAL

Lidocaine/DentiPatch(R)           Dental pain control          FDA-approved;                Noven
                                                               Approved in U.K.

Ketoprofen                        Dental pain control          Pre-clinical development     Noven

Undisclosed molecules             Osteoporosis                 Pre-clinical development     Noven


OTHER TRANSDERMALS

Methylphenidate/                  Attention Deficit            Phase II/III clinical        Noven
MethyPatch(TM)                    Hyperactivity Disorder       trials

Ketoprofen                        Pain relief                  Phase II clinical trials     Noven

Undisclosed molecules             Central nervous system       Pre-clinical development     Noven

Nitroglycerin                     Angina pectoris              FDA tentative approval*      Noven

Clonidine                         Hypertension                 Pre-clinical development     Noven

Scopolomine                       Motion sickness              IND filed                    Noven



*Subject to expiration or Noven's successful challenge of the relevant patent.

MANUFACTURING

         Noven conducts its manufacturing operations in a facility comprised of two approximately 40,000 square foot buildings located on approximately 5.5 acres in Miami-Dade County, Florida. This facility was most recently inspected by the FDA in February 1998 and by the Medicines Control Agency of the United Kingdom in July 1997 and found to be in compliance with applicable regulatory requirements. This facility has been certified by the Drug Enforcement Agency to manufacture products containing controlled substances in anticipation of the launch of MethyPatch(TM). This facility is currently producing Menorest(R), Vivelle(R), Vivelle-Dot(TM), CombiPatch(TM), Estalis(R) and DentiPatch(R) for commercial sale. With this facility, Noven's manufacturing capability is approximately 400 million patches per year. There is sufficient room for further development of facilities at this site that would significantly increase Noven's manufacturing capacity to accommodate additional products under development. Noven anticipates that full development of this site, including possible new construction on the property, can accommodate Noven's space requirements for the foreseeable future. No assurance can be given that Noven will have the financial resources necessary to adequately expand its manufacturing capacity if and when the need arises.

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

MARKETING

         Except for the DentiPatch(R) product, Noven has historically granted marketing rights to its products to larger pharmaceutical companies. As Noven develops new products, it will evaluate whether to license such products to a larger company or to Novogyne or to utilize its own clinical, marketing and sales capabilities. Noven's evaluation will be conducted on a product-by-product basis and will include consideration of the characteristics of the particular market and the estimated costs associated with clinical studies, sales, marketing and distribution. These combined costs and Noven's financial position will be factored into the decision of whether to license or directly conduct clinical trials and market the product. Noven expects that it will seek to retain manufacturing rights in any future licensing transactions, partly in an effort to safeguard its proprietary technology. There can be no assurance that Noven will be able to reach a favorable agreement in any particular transaction or collaborative arrangement.

         The establishment of Novogyne provided Noven with a sales force over which it has some management control. If Noven develops any products in the future for the women's healthcare market, it may seek to license the marketing rights for such products to Novogyne.

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

         Competition in drug delivery systems is generally based on a company's marketing strength, product performance characteristics (i.e., reliability, safety, patient convenience) and product price. Acceptance by physicians and other health care providers, including managed care groups, is also critical to the success of a product. The first product on the market in a particular therapeutic area typically is able to obtain and maintain a significant market share. In a highly competitive marketplace and with evolving technology, there can be no assurance that additional product introductions or developments by others will not render Noven's products or technologies noncompetitive or obsolete.

         Noven faces competition from a number of companies in the development of transdermal and transmucosal drug delivery products, and competition is expected to intensify as more companies enter the field. Competitors include Alza Corporation, Elan Corporation, plc, Watson Pharmaceuticals, Inc., Mylan Pharmaceuticals, LTS Lohmann Therapy Systems, Ethical Holdings, plc, Johnson & Johnson, Schering-Plough, 3M Corp., Groupe Fournier and others. Some of these companies are substantially larger than Noven and have greater financial and research and development resources than Noven, as well as greater experience in developing and commercializing pharmaceutical products. Noven also competes with other drug delivery companies in the establishment of business arrangements with large pharmaceutical companies to assist in the development or marketing of products.

         Noven has attempted to minimize certain competitive risks by its technological innovation and by developing strategic alliances with Novartis and Aventis. Noven also believes that its estrogen replacement systems have certain competitive advantages, such as their small size, reduced irritation and availability in several different dosages. Unlike certain competitive products, however, Noven's estrogen replacement systems are not approved in the United States for the treatment or prevention of osteoporosis. Further, Noven believes that its technological expertise in developing and manufacturing other transdermal hormonal systems, such as its combination estrogen/progestin delivery system and the second generation estrogen delivery system, should enable it to successfully compete.

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

PATENTS AND PROPRIETARY RIGHTS

         Noven seeks to obtain patent protection on its delivery systems and manufacturing processes where possible. Noven has obtained 19 United States patents relating to its transdermal and transmucosal delivery systems and manufacturing processes and has over 100 pending patent applications worldwide.

         As a result of the changes in United States patent law under the General Agreement on Tariffs and Trade and the accompanying Agreement on Trade-Related Aspects of Intellectual Property Law, which took effect in their entirety on January 1, 1996, the terms of some existing Noven patents have been extended beyond the term of seventeen years from the date of grant. Noven patents filed after June 7, 1995 will have a term of twenty years computed from the effective filing date.

         Noven is unaware of the existence of any challenge to the validity of its patents or of any third party claim of patent infringement with respect to any of its products that could have a material adverse effect on Noven's business or prospects.

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

GOVERNMENT REGULATION

         Noven's operations are subject to extensive regulation by governmental authorities in the United States and other countries with respect to the testing, approval, manufacture, labeling, marketing and sale of pharmaceutical products. Noven devotes significant time, effort and expense to address the extensive government regulations applicable to its business.

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

         An ANDA involves an abbreviated approval process that may be available for products that have the same active ingredient(s), indication, route of administration, dosage form and dosage strength as an existing FDA-approved product, if clinical studies have demonstrated bio-equivalence of the new product to the FDA-approved product. Under FDA ANDA regulations, companies that seek to introduce an ANDA product must also certify that the product does not infringe on the approved product's patent or that such patent has expired. If the applicant certifies that its product does not infringe on the approved product's patent, the patent holder may institute legal action to determine the relative rights of the parties and the application of the patent, and the FDA may not finally approve the ANDA until a court finally determines that the applicable patent is invalid or would not be infringed by the applicant's product.

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

         The approval procedures for the marketing of Noven's products in foreign countries vary from country to country, and the time required for approval may be longer or shorter than that required for FDA approval. Even after foreign approvals are obtained, further delays may be encountered before products may be marketed. For example, many countries require additional governmental approval for price reimbursement under national health insurance systems. If practical and acceptable to the FDA, Noven intends to design its FDA protocols for the clinical studies of its products to permit acceptance of the data by foreign regulatory authorities and to thereby reduce the risk of duplication of clinical studies. However, additional studies may be required to obtain foreign regulatory approval. Further, some foreign regulatory agencies may require additional studies involving patients located in their countries.

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

EMPLOYMENT

         Noven employs approximately 190 people; approximately 72 are engaged in manufacturing and process development, 15 in research and development, 46 in medical affairs, regulatory affairs, quality assurance and quality control and 57 in marketing and administration. No employee is represented by a union and Noven has never experienced a work stoppage. Noven believes its employee relations are good. In addition to the employees employed directly by Noven, Novogyne has a contract sales force of approximately 110 individuals that are managed by Noven under the terms of the joint venture agreements.

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

ITEM 2.  PROPERTIES.

         Noven's headquarters and manufacturing facilities are located on a 5.5 acre site in Miami, Florida. On this site, Noven owns an approximately 28,000 square foot building which is used for laboratory, engineering, office and administrative purposes. Noven also leases from Aventis, for nominal rent, two approximately 40,000 square foot buildings on this site, which are being used by Noven for manufacturing, engineering, administrative and warehousing purposes. One of these facilities has been certified by the Drug Enforcement Agency to manufacture products containing controlled substances in anticipation of the launch of MethyPatch(TM). The lease has a term of 31.5 years and Noven has an option to purchase the leased facilities at any time during the term. Aventis may terminate the lease prior to the expiration of its term upon termination or expiration of the 1992 license agreement between Noven and Aventis. Termination of the lease by Aventis could have a material adverse effect on the business and results of operations of Noven.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Noven did not submit any matters to a vote of stockholders during the fourth quarter of the fiscal year ended December 31, 1999.

EXECUTIVE OFFICERS OF THE REGISTRANT

         Set forth below is a list of the names, ages, positions held and business experience of the persons serving as executive officers of Noven as of March 1, 2000. Officers serve at the discretion of the Board of Directors. There is no family relationship between any of the executive officers, and there is no arrangement or understanding between any executive officer and any other person pursuant to which the executive officer was selected.

         JAMES B. MESSIRY. Mr. Messiry, age 57, has been Vice President and Chief Financial Officer of the Corporation since January 1999. From 1979 through 1985, and subsequently from 1991 until 1998, he served the Bacardi group of companies in a variety of senior executive positions in Europe and North America, most recently as Vice President of Bacardi-Martini, Inc. Between 1986 and 1991, Mr. Messiry held senior finance positions at Dole Fresh Fruit and Beatrice Latin America. From 1973 to 1979, Mr. Messiry served Pfizer, Inc. in various financial and strategic planning roles.

         STEVEN SABLOTSKY. Mr. Sablotsky, age 45, is a founder of Noven. He has served as Chairman of the Board of Directors since Noven's organization in 1987, and served as President and Chief Executive Officer from January 1987 until December 1997. He is a member of the American Institute of Chemical Engineers.

         ROBERT C. STRAUSS. Mr. Strauss, age 58, has been President and Chief Executive Officer and a Director of the Corporation since December 1997. From March 1997 to July 1997, he served as President and Chief Operating Officer and a Director of IVAX Corporation. From 1983 to 1997, he served in various executive positions with Cordis Corporation, most recently as its Chairman of the Board, President and Chief Executive Officer. Mr. Strauss serves on the Board of Directors of Eclipse Surgical Technologies, Inc. (medical devices), Columbia Laboratories, Inc. (pharmaceuticals) and Percardia Inc. (medical devices).

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

                                         High Price                 Low Price
                                         ----------                 ---------

First Quarter, 1998                        9 1/4                      6 1/8
Second Quarter, 1998                       7 5/16                     5 1/8
Third Quarter, 1998                        7 3/4                      2 11/16
Fourth Quarter, 1998                       6 3/8                      3 1/2

First Quarter, 1999                        6 7/8                      4 1/4
Second Quarter, 1999                       7 1/8                      4 1/4
Third Quarter, 1999                        9 3/8                      5 7/8
Fourth Quarter, 1999                      18 3/8                      8 1/4


         (b)  Holders.

         As of March 1, 2000 the number of stockholders of record was 497 and the approximate number of beneficial owners was 7,794.

         (c)  Dividends.

         Noven has never paid a cash dividend on its Common Stock and intends to retain all earnings for the operation and expansion of its business and does not anticipate paying cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA.


         The selected financial data presented below is derived from the audited financial statements of Noven. The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and related notes appearing elsewhere in this Form 10-K.

                                                                     Years Ended December 31,
                                                --------------------------------------------------------------------
                                                  1999           1998           1997           1996            1995
                                                --------       --------       --------       --------       --------
                                                            (in thousands, except per share amounts)
Statement of Operations Data:
Revenues:
        Product sales                           $ 31,334       $ 20,114       $ 12,395       $ 19,652       $  8,747
        License revenue                              316          1,728          1,872            815          1,703
                                                --------       --------       --------       --------       --------

        Total revenues                            31,650         21,842         14,267         20,467         10,450

Expenses:
        Cost of products sold                     12,721          9,447          5,180         10,021          4,814
        Research and development                   7,171          6,808          9,723          8,730         10,509
        Marketing, general and
          administrative                           7,860         10,105          9,845          4,878          3,442
                                                --------       --------       --------       --------       --------

        Total operating costs and expenses        27,752         26,360         24,748         23,629         18,765


Equity in earnings of Vivelle Ventures LLC         1,487             --             --             --             --
Interest income, net                                 343            439            924          1,178          1,734
                                                --------       --------       --------       --------       --------

Income (loss) before taxes                         5,728         (4,079)        (9,557)        (1,984)        (6,581)
Income tax benefit                                 4,732             --             --             --             --
                                                --------       --------       --------       --------       --------

Net income (loss)                               $ 10,460       $ (4,079)      $ (9,557)      $ (1,984)      $ (6,581)
                                                ========       ========       ========       ========       ========

Basic earnings (loss) per share                 $   0.49       $   (.19)      $   (.47)      $   (.10)      $   (.34)
                                                ========       ========       ========       ========       ========

Diluted earnings (loss) per share               $   0.48       $   (.19)      $   (.47)      $   (.10)      $   (.34)
                                                ========       ========       ========       ========       ========

Balance Sheet Data:

Working capital                                 $ 16,581       $  8,847       $ 18,683       $ 24,859       $ 27,560
Investment in Vivelle Ventures LLC                 8,365          7,500             --             --             --
Total assets                                      56,888         40,156         38,224         44,229         48,646
Long-term notes payable                              604             --             --             --             --
Accumulated deficit                              (27,223)       (37,683)       (33,604)       (24,047)       (22,063)
Stockholders' equity                              39,393         28,325         29,881         36,077         38,030




ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


         The following discussion and analysis should be read in conjunction with the 1999 financial statements and the related notes included in this Form 10-K.

GENERAL

         From its inception in 1987 through 1994, Noven engaged primarily in the development of advanced transdermal and transmucosal drug delivery systems. During this period, Noven's revenues consisted primarily of amounts paid to Noven under license agreements with Novartis Pharmaceuticals Corporation (f/k/a Ciba Geigy Corporation) ("Novartis") and Aventis S.A. (f/k/a Rhone Poulenc Rorer Inc. ("Aventis"). In 1995, after receipt of regulatory approvals for its first generation transdermal estrogen delivery system, a significant portion of Noven's revenues was derived from the sale of this product to Novartis and Aventis. In 1996, revenues from the sale of this product increased substantially as Novartis and Aventis purchased product to supply their distribution channels and build their own inventory positions. In 1997, although retail sales of the products increased over 1996, Noven experienced lower sales as Novartis, Aventis and their distributors reduced inventories.

         In May 1998, Noven and Novartis formed a joint venture company called Vivelle Ventures LLC to market and sell women's healthcare products in the United States and Canada, with the initial focus on marketing Noven's first generation estrogen delivery system, Vivelle(R). The joint venture does business under the name Novogyne Pharmaceuticals ("Novogyne"). The establishment of Novogyne modified a prior relationship in which Noven had licensed Novartis the exclusive right to market Vivelle(R) in the United States and Canada and received royalties from Novartis based upon Novartis' sales. Novogyne is managed by a committee consisting of 5 members, 3 of which are appointed by Novartis and 2 of which are appointed by Noven. Novartis contributed its rights to Vivelle(R) to Novogyne and also licensed the right to use the Vivelle(R) trademark in return for a 51% equity interest in Novogyne. Noven invested $7.5 million in return for a 49% equity interest in Novogyne. In January 1999, Noven received FDA approval for its second generation estrogen delivery system, Vivelle-Dot(TM), which was launched by Novogyne in May 1999. Under the terms of the joint venture agreements, Noven manufactures Vivelle(R) and Vivelle-Dot(TM), performs marketing, sales and promotional activities, and receives royalties from Novogyne based on Novogyne's sales of the products. Novartis distributes Vivelle(R) and Vivelle-Dot(TM) and provides certain other services to Novogyne, including marketing to the managed care sector.

         The joint venture agreements provide for an annual preferred return of $6.1 million to Novartis and then an allocation of income between Novartis and Noven according to a contractual formula depending upon sales levels attained. Noven's share of income increases as product sales increase, subject to a cap of 49%. In 1999, Novogyne generated sufficient income to meet Novartis' preferred return and Novogyne's income resulted in the recognition of $1.5 million in income by Noven. Subject to approval by Novogyne's management committee, cash may be distributed quarterly to Novartis and Noven based upon a contractual formula. In 1999, Noven received $0.6 million in distributions from Novogyne based upon Novogyne's results of operations for the year ended December 31, 1998 and, based on 1999 results, expects to receive $2.2 million in distributions from Novogyne in 2000. Noven expects that a significant portion of its earnings for the next several years will be generated through its interest in Novogyne, but no assurance can be given regarding Novogyne's future profitability.

         In 1998, Aventis received regulatory approval from the FDA and from certain European regulatory authorities to market Noven's transdermal combination estrogen/progestin delivery system. Aventis is presently marketing the product in the United States under the name CombiPatch(TM). In October 1999, Novartis Pharma AG sublicensed Aventis' rights to market (1) Noven's combination estrogen/progestin transdermal system under the name Estalis(R) in all countries other than the United States and Japan, and (2) Noven's first generation estrogen transdermal system under the name Menorest(R) in all countries other than the United States, Canada and Japan. In connection with the sublicense transaction, and pursuant to Noven's license agreement with Aventis, Noven received $2.7 million in cash from Aventis as Noven's share of the sublicense fees paid to Aventis. This amount was recorded as deferred license revenue and will be recognized as license revenue over seven and one half years. As of March 1, 2000, Estalis(R) was being marketed only in Sweden, but Noven expects that Novartis Pharma AG will launch Estalis(R) in more countries beginning in 2000.

         Noven expects that revenues from product sales to its licensees will fluctuate from quarter to quarter and year to year depending upon various factors not in Noven's control, including, but not limited to, the marketing efforts of each licensee, the inventory requirements of each licensee, and the timing and scope of Estalis(R) launches by Novartis Pharma AG.

RESULTS OF OPERATIONS

1999 COMPARED TO 1998

         Total revenues for the year ended December 31, 1999 were $31.7 million, an increase of $9.8 million, or 45%, over the prior year. The increase in revenues was attributable to product sales, which increased $11.2 million, or 56%, for the year ended December 31, 1999, compared to 1998. Product sales in 1999 included $1.2 million in minimum fee payments related to sales of Menorest(R) in certain European countries through 1998. The remaining $10.0 million of the increase in product sales was primarily attributable to sales of CombiPatch(TM), which was launched in the United States by Aventis in September 1998, and to a lesser extent, sales of Vivelle-Dot(TM), which was launched in the United States by Novogyne in May 1999. License revenue declined by $1.4 million, or 82%, for the year ended December 31, 1999 compared to the prior year, due to $1.5 million in milestone payments received in 1998.

         Gross profit (product sales less cost of products sold) for the year ended December 31, 1999 was $18.6 million (59% of product sales), compared to $10.7 million (53% of product sales) for the prior year. The increase in gross margin resulted primarily from a 20% increase in production volume, manufacturing efficiencies and the recognition of higher royalty and minimum fee payments.

         Research and development expenses increased approximately $0.4 million, or 5%, for the year ended December 31, 1999, compared to the prior year. Noven expects a significant increase in research and development expenses in 2000, primarily related to clinical studies for Noven's methylphenidate transdermal delivery system. The future level of research and development expenditures will depend on, among other things, the status of products under development and the outcome of clinical trials, strategic decisions by management, the consummation of new license agreements and Noven's liquidity.

         Marketing, general and administrative expenses decreased approximately $2.2 million, or 22%, for the year ended December 31, 1999, compared to the prior year. This decrease was primarily due to lower sales and marketing expenses associated with DentiPatch(R) as a result of Noven's decision to reduce promotion of that product and, to a lesser extent, a redeployment of most of Noven's marketing personnel to Novogyne, which reimburses Noven for its marketing expenses incurred on behalf of Novogyne.

         Interest income, net decreased approximately $0.1 million, or 22%, for the year ended December 31, 1999 compared to 1998, primarily due to lower average balances in cash and cash equivalents and an increase in debt mainly associated with a Master Lease facility entered into in May 1999.

         Income tax benefit for the year ended December 31, 1999 resulted from the recognition of a deferred income tax asset of $5.0 million. Realization of this deferred income tax asset depends upon generating sufficient future taxable income. Although realization is not assured, management believes it is more likely than not that this portion of the deferred income tax asset will be realized based upon estimated future taxable income. See Note 6, Income Taxes, in the Notes to Financial Statements for further information.

1998 COMPARED TO 1997

         Total revenues increased 53% from $14.3 million in 1997 to $21.8 million in 1998. The increase in revenues was primarily a result of the increase in sales of Vivelle(R) and the launch of CombiPatch(TM). License revenues decreased 8% from $1.9 million in 1997 to $1.7 million in 1998. License revenues were primarily attributable to milestone payments received from licensees.

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

         Interest income, net decreased 52% from $0.9 million in 1997 to $0.4 million in 1998 due to lower average cash and cash equivalents balances.

YEAR 2000 COMPLIANCE

         The total cost of Noven's Year 2000 project, which addressed potential problems identified by Noven with respect to Year 2000 issues, was $200,000. Noven's Year 2000 issues have not had a material adverse effect on Noven's results of operations, liquidity or financial condition, and Noven does not expect any such effect in the future. Noven is not aware of any material Year 2000 issues experienced by any material customer, supplier or business partner. Nonetheless, Noven will continue to monitor its Year 2000 compliance and that of other third parties, and there can be no assurance that no material adverse effects will occur in the future.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 1999 and December 31, 1998, Noven had $15.3 million and $5.6 million, respectively, in cash and cash equivalents.

         Net cash of approximately $9.5 million was provided by operating activities during 1999, compared to approximately $5.0 million used in operating activities during the prior year. This increase primarily resulted from growth in income from operations due to higher product sales and royalties, as well as receipt of $2.7 million in October 1999 from Aventis in connection with a sublicense by Novartis Pharma AG of Aventis' rights to market certain of Noven's products. See Note 3, License Agreements, in the Notes to Financial Statements for more information. Accrued compensation and related liabilities increased by $1.7 million over 1998, primarily due to an increase in bonuses payable under a formula bonus plan that provides for the payment of bonuses if Noven's actual performance exceeds established performance goals. In 2000, if Noven exceeds the established company performance goals, bonus awards may exceed initial target awards. Cash used in 1998 funded Noven's net operating loss and increases in accounts receivable and inventories, partially offset by increases in accounts payable, accrued compensation and related liabilities and other accrued liabilities.

         Net cash of approximately $0.8 million was used in investing activities during 1999, compared to approximately $3.4 million used in investing activities during the prior year. Net cash used in investing activities during 1999 was for the purchase of fixed assets and payment of patent development costs, partially offset by a cash distribution from Novogyne. In 1998, the investment in Novogyne was partially offset by the net cash received by the maturity of securities.

         Net cash of approximately $1.0 million was provided by financing activities during 1999, compared to approximately $2.7 million provided by financing activities during 1998. In 1998, $2.5 million was provided by sales of common stock in connection with the exercise of warrants. In May 1999, Noven entered into a Master Lease for a maximum principal amount of $1.0 million with a base lease term of three or four years depending upon the equipment type. The Master Lease contains certain financial covenants. Under the Master Lease, Noven has entered into one lease in the amount of $0.6 million with an interest rate at 8% and an expiration date of May 2003. See Note 5, Notes Payable, in the Notes to Financial Statements for further information.

         Noven's principal sources of short term liquidity are existing cash and cash generated from product sales, fees and royalties under license agreements and distributions from Novogyne, which Noven believes will be sufficient to meet its operating needs and anticipated capital requirements over the short term. For the long term, Noven intends to utilize funds derived from these sources, as well as funds generated through sales of products under development. Noven expects that such funds will be comprised of payments received pursuant to future licensing arrangements, as well as Noven's direct sales of its own products. Noven expects that its cash requirements will continue to increase, primarily as a result of expected increases in expenditures associated with clinical studies for products under development. There can be no assurance that Noven will successfully complete the development of such products, that Noven will obtain regulatory approval for any such products, that any approved product may be produced in commercial quantities, at reasonable costs, and be successfully marketed, or that Noven will successfully negotiate future licensing arrangements. To the extent that capital requirements exceed available capital, Noven will seek alternative sources of financing to fund its operations. Other than the Master Lease, Noven has no credit facility. Noven is pursuing financing alternatives, which include a revolving credit facility, and expects to complete a financing arrangement in the near future. No assurance can be given that alternative financing will be available, if at all, in a timely manner, on favorable terms. If Noven is unable to obtain satisfactory alternative financing, Noven may be required to delay or reduce its proposed expenditures, including expenditures for research and development, in order to meet its future obligations.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         Except for historical information contained herein, the matters discussed herein are forward looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve risks and uncertainties, including but not limited to economic, competitive, governmental and technological factors affecting Noven's operations, markets, products and prices, and other factors discussed elsewhere in this report and the other documents filed by Noven with the Securities and Exchange Commission ("SEC"). These factors may cause Noven's results to differ materially from the statements made in this report or otherwise made by or on behalf of Noven. The following is a brief summary of some of the risk factors, which are not listed in order of priority, that could adversely affect Noven's results. Most of these factors are described elsewhere in this report, but the risks described below are not the only risks Noven faces.

o Noven faces competition from a number of companies in the development of transdermal and transmucosal drug delivery products, and competition is expected to intensify as more companies enter the field. Some of these companies are substantially larger than Noven and have greater financial and research and development resources than Noven, as well as greater experience in developing and commercializing pharmaceutical products. Noven's products compete with other transdermal products as well as alternative dosage forms of the same or comparable chemical entities. There can be no assurance that Noven's products will successfully compete against competitive products or that developments by others will not render our products obsolete or uncompetitive.

o Novogyne contributed a significant portion of Noven's earnings in 1999, and Novogyne's results may continue to be material to Noven in the future. Because, among other things, Noven and Novartis are vastly different in size, the interests of Noven and Novartis may not always be aligned. Novogyne's management committee is comprised of a majority of representatives from Novartis.

o Over the short term, Noven expects that its cash requirement will continue to increase as a result of expected increases in expenses related to clinical studies for products in development.

o Noven expects to be dependent on sales to Novartis, Novogyne and Aventis, as well as fees and royalties generated from such parties' sales of its transdermal delivery systems, for a significant portion of its expected revenues for the next several years, and no assurance can be given regarding the amount and timing of such revenues. Failure of any of these parties to market successfully these products would cause the quantity of products purchased from Noven and the amount of fees and royalties ultimately paid to Noven to be reduced and would therefore have a material adverse effect on Noven's business and operations. In the short term, Noven's growth depends in part on Novartis' launch plans and marketing efforts with respect to Estalis(R), and the scope and success of those efforts are outside the control of Noven.

o Almost all of Noven's revenues are currently generated through sales of its hormone replacement therapy transdermal delivery systems. While these products have been found to be safe and effective by the FDA and the regulatory authorities of those countries where Noven's products are approved, published studies have concluded that there may be some health risks associated with hormone replacement therapy.

o Noven's long-term strategy is dependent, in part, upon the successful development and commercialization of some or all of Noven's pipeline products. The length of time necessary to complete clinical trials and obtain marketing approval from regulatory authorities may be considerable. No assurance can be given that Noven will have the financial resources necessary to complete products under development, that those projects to which Noven dedicates sufficient resources will be successfully completed, that Noven will be able to obtain regulatory approval for any such product, or that any approved product can be produced in commercial quantities, at reasonable costs, and be successfully marketed, either by Noven or by a licensing partner.

o Noven's operations are subject to extensive regulation by governmental authorities in the United States and other countries with respect to the testing, approval, manufacture, labeling, marketing and sale of pharmaceutical products. Noven devotes significant time, effort and expense addressing the extensive government regulations applicable to its business. Even if a product is approved by a regulatory authority, product approvals may be withdrawn after the product reaches the market if compliance with regulatory standards is not maintained or if problems occur regarding the safety or efficacy of the product. Failure to comply with governmental regulations may result in fines, unanticipated compliance expenditures, interruptions of production and resulting loss of sales and criminal prosecution.

o Noven's success will depend, in part, on its ability to obtain or license patents and operate without infringing the proprietary rights of others. There is no assurance that Noven's patents or any future patents will prevent other companies from developing similar or functionally equivalent products. Furthermore, there is no assurance that any of Noven's future processes or products will be patentable, that any pending or additional patents will be issued in any or all appropriate jurisdictions or that Noven's processes or products will not infringe upon the patents of third parties.

o Like all pharmaceutical companies, Noven faces the risk of loss and associated adverse publicity from product liability lawsuits. Noven believes that it maintains an adequate amount of product liability insurance, but there can be no assurance that its insurance will cover all future claims or that Noven will be able to maintain existing coverage or obtain additional coverage at reasonable rates.

o Certain raw materials and components used in the manufacture of Noven's products are available from limited sources, and, in some cases, a single source. Any curtailment in the availability of such raw materials could be accompanied by production or other delays, and, in the case of products for which only one raw material supplier exists, could result in a material loss of sales, with consequent adverse effects on Noven's business and results of operations.


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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information concerning directors required by item 10 is incorporated by reference to Noven's Proxy Statement for its 2000 Annual Meeting of Shareholders. The information concerning executive officers required by item 10 is contained in the discussion entitled "Executive Officers of the Registrant" in Part I hereof.

ITEM 11. EXECUTIVE COMPENSATION.

         The information required by item 11 is incorporated by reference to Noven's Proxy Statement for its 2000 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by item 12 is incorporated by reference to Noven's Proxy Statement for its 2000 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by item 13 is incorporated by reference to Noven's Proxy Statement for its 2000 Annual Meeting of Shareholders.


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

(a)(3)   EXHIBITS

        Exhibit
         Number                         Description                                    Method of Filing
        -------                         -----------                                    ----------------

            3.1          Noven's Restated Certificate of Incorporation.      Incorporated by reference to Exhibit 3.1
                                                                             of Noven's Form 10-K for the year ended
                                                                             December 31, 1998 (File No. 1-09623).

            3.2          Noven's By-laws, as amended and restated            Incorporated by reference to Exhibit 3.5
                         as of April 28, 1992.                               of Noven's Form 10-K for the year ended
                                                                             December 31, 1993 (File No. 1-09623).

           10.1          Noven Pharmaceuticals, Inc. Amended and             Incorporated by reference to Noven's
                         Restated Stock Option Plan.*                        Form 10-K for the year ended
                                                                             December 31, 1990 (File No. 1-09623),
                                                                             as further amended on June 23, 1992
                                                                             and incorporated by reference to
                                                                             the definitive Proxy Statement dated
                                                                             May 11, 1992, for the Annual Meeting
                                                                             of Shareholders held on June 23, 1992.


           10.2          Amendment to Noven Pharmaceuticals, Inc.            Incorporated by reference to Noven's Form 10-Q
                         Amended and Restated Stock Option Plan.*            for the quarter ended June 30, 1999
                                                                             (File No. 0-17254).

           10.3          Noven Pharmaceuticals, Inc. 1997                    Incorporated by reference to Noven's definitive
                         Stock Option Plan.*                                 Proxy Statement dated May 1, 1997, for the
                                                                             Annual Meeting of Shareholders held on
                                                                             June 3, 1997.

           10.4          Amendment to Noven Pharmaceuticals, Inc.            Incorporated by reference to Noven's Form 10-Q
                         1997 Stock Option Plan.*                            for the quarter ended June 30, 1999
                                                                             (File No. 0-17254).

           10.5          Noven Pharmaceuticals, Inc. 1999                    Incorporated by reference to Noven's
                         Long-Term Incentive Plan.*                          definitive Proxy Statement dated
                                                                             April 19, 1999, for the Annual Meeting
                                                                             of Shareholders held on June 8, 1999.

           10.6          Employment Agreement between Noven                  Incorporated by reference to Exhibit 10.31
                         and Robert C. Strauss dated                         of Noven's Form 10-K for the year ended
                         December 12, 1997.*                                 December 31, 1997 (File No. 1-09623).

           10.7          Form of Employment Agreement (Change                Filed herewith.
                         in Control) between Noven and certain of
                         its executive officers.*

           10.8          Form of Indemnification Agreement for               Incorporated by reference to Exhibit 10.4
                         Directors and Officers.                             of Noven's Form 10-K for the year ended
                                                                             December 31, 1998 (File No. 1-09623).

           10.9          License Agreement between Noven and                 Incorporated by reference to Exhibit 10.9
                         Ciba-Geigy Corporation dated November 15, 1991      of Amendment No. 1 to Noven's Registration
                         (with certain provisions omitted pursuant           Statement on Form S-2 (File No. 33-45784).
                         to Rule 406).



          10.10          Agreement between Noven and Turnpike-McNeil         Incorporated by reference to Exhibit 10.17
                         Development Limited dated January 29, 1993          of Noven's Form 10-K for the year ended
                         (re: real property).                                December 31, 1992 (File No. 1-09623).

          10.11          Agreement between Noven and Turnpike-McNeil         Incorporated by reference to Exhibit 10.18
                         Development Limited dated January 29, 1993          of Noven's Form 10-K for the year ended
                         (re: real property and building).                   December 31, 1992 (File No. 1-09623).

          10.12          Industrial Lease between Rhone-Poulenc Rorer        Incorporated by reference to Exhibit  10.20
                         Pharmaceuticals Inc. and Noven dated                of Noven's Form 10-K for the year
                         March 23, 1993 and effective February 16, 1993      ended December 31, 1993 (File No. 1-09623).
                         (with certain provisions omitted pursuant
                         to Rule 24b-2).

          10.13          Formation Agreement by and between Novartis         Incorporated by reference to Exhibit 10.32
                         Pharmaceuticals Corporation and Noven               to Noven's Form 10-Q for the quarter ended
                         dated as of May 1, 1998.                            March 31, 1998 (File No. 0-17254).

          10.14          Operating Agreement of Vivelle Ventures LLC         Incorporated by reference to Exhibit 10.33
                         (a Delaware limited liability company)              to Noven's Form 10-Q for the quarter ended
                         dated as of May 1, 1998.                            March 31, 1998 (File No. 0-17254).

          10.15          Marketing and Promotional Agreement by and          Incorporated by reference to Exhibit 10.4
                         between Noven and Vivelle Ventures LLC              to Noven's Form 10-Q for the quarter ended
                         dated as of May 1, 1998.                            March 31, 1998 (File No. 0-17254).

          10.16          Sublicense Agreement by and among Novartis          Incorporated by reference to Exhibit 10.35
                         Pharmaceuticals Corporation, Noven and              to Noven's Form 10-Q for the quarter ended
                         Vivelle Ventures LLC dated as of May 1, 1998.       March 31, 1998 (File No. 0-17254).

          10.17          Amended and Restated Limited Assignment             Filed herewith.
                         Agreement by and among Novartis Pharmaceuticals
                         Corporation, Noven and Vivelle Ventures LLC
                         dated as of April 1, 1999.


          10.18          Amended and Restated License Agreement between      Incorporated by reference to Exhibit 10.1
                         Noven and Rhone-Poulenc Rorer, Inc. dated           of Noven's Form 10-Q for the
                         September 30, 1999 (with certain provisions         quarter ended September 30, 1999
                         omitted pursuant to Rule 24b-2).                    (File No. 0-17254).

          10.19          Amended and Restated License Agreement between      Incorporated by reference to Exhibit 10.2
                         Noven and Rhone-Poulenc Rorer, Inc. dated           of Noven's Form 10-Q for the quarter
                         September 30, 1999 (with certain provisions         ended September 30, 1999 (File No. 0-17254).
                         omitted pursuant to Rule 24b-2).

          10.20          Amended and Restated Supply Agreement between       Filed herewith.
                         Noven and Novartis Pharmaceuticals Corporation
                         dated as of April 1, 1999 (with certain
                         provisions omitted pursuant to Rule 24b-2).

          11             Computation of Earnings per Share.                  Filed herewith.

          23             Consent of Deloitte & Touche LLP.                   Filed herewith.

          27             Financial Data Schedule.                            Filed herewith.


---------------

*  Compensation Plan or Agreement.



 (b)     REPORTS ON FORM 8-K.

         No Current Reports on Form 8-K were filed by Noven during the quarter ended December 31, 1999.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: March 21, 2000                        NOVEN PHARMACEUTICALS, INC.



By: /s/ Robert C. Strauss                   By: /s/ Steven Sablotsky
    -------------------------                   ------------------------
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

            Signature                               Title                           Date
            ---------                               -----                           ----

By: /s/ Steven Sablotsky                    Chairman of the Board               March 21, 2000
    -------------------------------
    Steven Sablotsky



By: /s/ Robert C. Strauss                   Principal Executive                 March 21, 2000
    -------------------------------         Officer and Director
    Robert C. Strauss
    (President and CEO)



By: /s/ James B. Messiry                    Principal Financial                 March 21, 2000
    -------------------------------         Officer
    James B. Messiry
    (Chief Financial Officer)



By: /s/ Leonard E. Maniscalco               Principal Accounting                March 21, 2000
    -------------------------------         Officer
    Leonard E. Maniscalco
    (Executive Director - Finance)



By: /s/ Sheldon H. Becher                   Director                            March 21, 2000
    -------------------------------
    Sheldon H. Becher



By: /s/ Sidney Braginsky                    Director                            March 21, 2000
    -------------------------------
    Sidney Braginsky





By: /s/ Rodolfo C. Bryce                    Director                            March 21, 2000
    -------------------------------
    Rodolfo C. Bryce



By: /s/ Lawrence J. DuBow                   Director                            March 21, 2000
    -------------------------------
    Lawrence J. DuBow



                          INDEX TO FINANCIAL STATEMENTS

                                                                               Page
                                                                               ----
INDEPENDENT AUDITORS' REPORTS                                                   35

FINANCIAL STATEMENTS

Balance Sheets as of December 31, 1999 and 1998                                 37

Statements of Operations for the years ended                                    38
         December 31, 1999, 1998 and 1997

Statements of Stockholders' Equity for the years ended                          39
         December 31, 1999, 1998 and 1997

Statements of Cash Flows for the years ended                                    40
         December 31, 1999, 1998 and 1997

Notes to Financial Statements                                                   41










INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Noven Pharmaceuticals, Inc.:

         We have audited the accompanying balance sheets of Noven Pharmaceuticals, Inc. ("Noven") as of December 31, 1999 and 1998, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of Noven's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Vivelle Ventures LLC (d/b/a Novogyne Pharmaceuticals) for the year ended December 31, 1999, Noven's investment in which is accounted for by use of the equity method. Noven's equity of $8,365,000 in Vivelle Ventures LLC at December 31, 1999 and $1,487,000 of that joint venture's income for the year then ended are included in the accompanying financial statements. Such 1999 financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such joint venture for 1999, is based solely on the report of such other auditors.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits, and for 1999 the report of other auditors, provide a reasonable basis for our opinion.

         In our opinion, based on our audits, and for 1999 the report of other auditors, such financial statements present fairly, in all material respects, the financial position of Noven Pharmaceuticals, Inc. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.




Deloitte & Touche LLP
Certified Public Accountants
Miami, Florida
February 25, 2000

PricewaterhouseCoopers [LOGO]



                                                      PricewaterhouseCoopers LLP
                                                      400 Campus Drive
                                                      P.O. Box 988
                                                      Florham Park, NJ 07932
                                                      Telephone (973) 236-4000
                                                      Facsimile (973) 236-5000



                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Management Committee of
Vivelle Ventures LLC d/b/a Novogyne Pharmaceuticals


In our opinion, the accompanying balance sheets and the related statements of operations and members' capital and cash flows present fairly, in all material respects, the financial position of Vivelle Ventures LLC d/b/a Novogyne Pharmaceuticals (the "Company") as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the year ended December 31, 1999 and the period May 1, 1998 (date of inception) through December 31, 1998 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



                                             /s/ PricewaterhouseCoopers LLP

February 8, 2000

NOVEN PHARMACEUTICALS, INC.

Balance Sheets
At December 31, 1999 and 1998
(in thousands except share amounts)

                                                                       1999           1998
                                                                     --------       --------
ASSETS
Current Assets:
      Cash and cash equivalents                                      $ 15,338       $  5,573
      Accounts receivable (less allowance for doubtful accounts
         of $167 in 1999 and $268 in 1998)                              3,048          3,044
      Due from Vivelle Ventures LLC                                     3,651          3,489
      Inventories                                                       3,578          2,733
      Prepaid and other current assets                                    415            421
                                                                     --------       --------
                                                                       26,030         15,260

 Property, plant and equipment - net                                   15,329         15,517

 Other Assets:
      Investment in Vivelle Ventures LLC                                8,365          7,500
      Net deferred income tax asset                                     5,000             --
      Patent development costs, net                                     1,805          1,765
      Deposits and other assets                                           359            114
                                                                     --------       --------

                                                                       15,529          9,379
                                                                     --------       --------
                                                                     $ 56,888       $ 40,156
                                                                     ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
      Accounts payable                                               $  5,085       $  4,954
      Notes payable - current portion                                     348            179
      Accrued compensation and related liabilities                      2,237            913
      Other accrued liabilities                                         1,193            141
      Deferred license revenue - current portion                          586            226
                                                                     --------       --------
                                                                        9,449          6,413

Long-Term Liabilities:
      Notes payable                                                       604             --
      Deferred license revenue                                          7,442          5,418
                                                                     --------       --------

                                                                       17,495         11,831
     Commitments and Contingencies (Note 7)                                --             --

 Stockholders' Equity:
      Preferred stock - authorized 100,000 shares of $.01 par
         value; no shares issued or outstanding                            --             --
      Common stock - authorized 40,000,000 shares,
         par value $.0001 per share; issued and
         outstanding 21,546,271 in 1999 and 21,482,423 in 1998              2              2
      Additional paid-in capital                                       66,614         66,669
      Accumulated deficit                                             (27,223)       (37,683)
      Treasury stock, 97,100 shares, at cost                               --           (663)
                                                                     --------       --------
                                                                       39,393         28,325
                                                                     --------       --------
                                                                     $ 56,888       $ 40,156
                                                                     ========       ========


 See accompanying notes to financial statements.

NOVEN PHARMACEUTICALS, INC.

Statements of Operations
Years Ended December 31, 1999, 1998 and 1997
(in thousands except per share amounts)

                                                          1999          1998           1997
                                                        --------      --------       --------
Revenues:
        Product sales                                   $ 31,334      $ 20,114       $ 12,395
        License revenue                                      316         1,728          1,872
                                                        --------      --------       --------

        Total revenues                                    31,650        21,842         14,267

Expenses:
        Cost of products sold                             12,721         9,447          5,180
        Research and development                           7,171         6,808          9,723
        Marketing, general and administrative              7,860        10,105          9,845
                                                        --------      --------       --------

        Total operating costs and expenses                27,752        26,360         24,748
                                                        --------      --------       --------


Income (loss) from operations                              3,898        (4,518)       (10,481)
Equity in earnings of Vivelle Ventures LLC                 1,487            --             --
Interest income, net                                         343           439            924
                                                        --------      --------       --------

Income (loss) before income taxes                          5,728        (4,079)        (9,557)
Income tax benefit                                         4,732            --             --
                                                        --------      --------       --------

Net income (loss)                                       $ 10,460      $ (4,079)      $ (9,557)
                                                        ========      ========       ========


Basic earnings (loss) per share                         $   0.49      $  (0.19)      $  (0.47)
                                                        ========      ========       ========

Diluted earnings (loss) per share                       $   0.48      $  (0.19)      $  (0.47)
                                                        ========      ========       ========

Weighted average number of common
   shares outstanding:
       Basic                                              21,508        21,013         20,159
                                                        ========      ========       ========
       Diluted                                            21,897        21,013         20,159
                                                        ========      ========       ========



See accompanying notes to financial statements.

NOVEN PHARMACEUTICALS, INC.

Statements of Stockholders' Equity
Years Ended December 31, 1999, 1998 and 1997
(in thousands)


                                                Common Stock          Additional
                                          ----------------------        Paid-in     Accumulated     Treasury
                                           Shares         Amount        Capital       Deficit         Stock           Total
                                          --------       --------     ---------     -----------     ---------       --------
Balance at December 31, 1996                19,831       $      2      $ 60,122       $(24,047)      $     --       $ 36,077
    Issuance of shares pursuant
        to stock option plan, net              141             --             4             --             --              4
    Issuance of shares pursuant
        to license agreement                     3             --            20             --             --             20
    Issuance of shares pursuant
        to exercise of warrants                500             --         4,000             --             --          4,000
    Purchase of shares of treasury
        stock, at cost                          --             --            --             --           (663)          (663)
    Net loss                                    --             --            --         (9,557)            --         (9,557)
                                          --------       --------      --------       --------       --------       --------
Balance at December 31, 1997                20,475              2        64,146        (33,604)          (663)        29,881
    Issuance of shares pursuant
        to stock option plan, net               41             --            23             --             --             23
    Issuance of shares pursuant
        to exercise of warrants                966             --         2,500             --             --          2,500
    Net loss                                    --             --            --         (4,079)            --         (4,079)
                                          --------       --------      --------       --------       --------       --------

Balance at December 31, 1998                21,482              2        66,669        (37,683)          (663)        28,325
    Issuance of shares pursuant
       to stock option plan, net                96             --           247             --             --            247
    Retirement of shares of treasury
       stock, at cost                          (97)            --          (663)            --            663             --
    Issuance of shares for bonus
       compensation                             65             --           361             --             --            361

    Net income                                  --             --            --         10,460             --         10,460
                                          --------       --------      --------       --------       --------       --------

                                            21,546       $      2      $ 66,614       $(27,223)      $     --       $ 39,393
                                          ========       ========      ========       ========       ========       ========



See accompanying notes to financial statements.

NOVEN PHARMACEUTICALS, INC.

Statements of Cash Flows
Years Ended December 31, 1999, 1998 and 1997
(in thousands except per share amounts)


                                                                                    1999           1998            1997
                                                                                  --------       --------       --------
Cash flows from operating activities:
  Net income (loss)                                                               $ 10,460       $ (4,079)      $ (9,557)
Adjustments to reconcile net income (loss) to net cash provided by
    (used in) operating activities:
           Depreciation and amortization                                             1,363          1,206          1,008
           Amortization of patent costs                                                208            255            358
           Recognition of deferred license revenue                                    (316)          (226)          (226)
           Equity in earnings of Vivelle Ventures LLC                               (1,487)            --             --
           Recognition of deferred income tax asset                                 (5,000)            --             --
           (Increase) decrease in accounts receivable                                   (4)        (1,819)         2,142
           (Increase) in due from Vivelle Ventures LLC                                (162)        (3,489)            --
           (Increase) decrease in inventories                                         (845)          (232)         1,650
           Decrease (increase) in prepaid and other current assets                       6           (139)           (34)
           (Increase) decrease in deposits and other assets                           (245)           (50)             1
           Increase in accounts payable                                                131          2,791            638
           Increase in accrued compensation and related liabilities                  1,683            693             18
           Increase (decrease) in other accrued liabilities                          1,052             51           (238)
           Increase in deferred license revenue                                      2,700             --             --
                                                                                  --------       --------       --------

                  Cash flows provided by (used in) operating activities              9,544         (5,038)        (4,241)

Cash flows from investing activities:
           Maturity of securities, net                                                  --          5,880          7,812
           Purchase of fixed assets, net                                            (1,173)        (1,480)          (550)
           Investment in Vivelle Ventures LLC                                           --         (7,500)            --
           Distribution from Vivelle Ventures LLC                                      622             --             --
           Payments for patent development costs                                      (248)          (259)          (572)
                                                                                  --------       --------       --------

           Cash flows (used in) provided by investing activities                      (799)        (3,359)         6,691

Cash flows from financing activities:
           Issuance of common stock                                                    247          2,523          4,024
           Note payable                                                                773            179             --
           Purchase of treasury stock                                                   --             --           (663)
                                                                                  --------       --------       --------
                  Cash flows provided by financing activities                        1,020          2,702          3,361
                                                                                  --------       --------       --------

Net increase (decrease) in cash and cash equivalents                                 9,765         (5,695)         5,811

Cash and cash equivalents, beginning of year                                         5,573         11,268          5,457
                                                                                  --------       --------       --------

Cash and cash equivalents, end of year                                            $ 15,338       $  5,573       $ 11,268
                                                                                  ========       ========       ========



Cash payments for interest were $49.3 in 1999 and $1.0 in 1998; no interest payments were made in 1997.

Accrued compensation for the years ended 1999 and 1998 includes bonuses for certain employees and officers. Bonuses for 1998 were partially settled by issuance of 65,000 shares of common stock with a value of $361.

During 1999, Noven retired 97,100 shares of treasury stock valued at $663.

See accompanying notes to financial statements.

NOVEN PHARMACEUTICALS, INC.
Notes to Financial Statements
Years Ended December 31, 1999, 1998 and 1997


1.       Summary of significant accounting policies:

         Noven Pharmaceuticals, Inc. ("Noven") was incorporated in Delaware in 1987 and is engaged principally in one line of business, the manufacture and development of advanced transdermal and transmucosal drug delivery technologies and products.

Vivelle Ventures LLC:

         Noven and Novartis Pharmaceuticals Corporation ("Novartis") entered into a joint venture, Vivelle Ventures LLC (d/b/a Novogyne Pharmaceuticals) ("Novogyne"), effective May 1, 1998, to market and sell women's healthcare products in the United States and Canada, including Noven's transdermal estrogen delivery systems marketed under the brand names Vivelle(R) and Vivelle-Dot(TM). Noven accounts for its 49% investment in Novogyne under the equity method. Noven has eliminated 49% of its profit on products sold to Novogyne that remain in Novogyne's inventory.

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

Cash and Cash Equivalents:

         Cash and cash equivalents includes cash and securities with an original maturity of three months or less.

Inventories:

         Inventories are stated at the lower of cost (first-in, first-out method) or market. The following are the major classes of inventories as of December 31 (in thousands):

                                  1999         1998
                                 ------      ------
            Finished goods       $  125      $  685
            Work in process         973         337
            Raw materials         2,480       1,711
                                 ------      ------

            Total                $3,578      $2,733
                                 ======      ======


         Inventories at December 31, 1999 and 1998 related to Noven's transdermal and transmucosal delivery systems. To date, Noven has not experienced and does not anticipate any difficulty acquiring materials necessary to manufacture its transdermal and transmucosal delivery systems. No assurance can be given that Noven will not experience any such difficulty in the future.

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

Income Taxes:

         Noven's share of Novogyne's earnings is included in income before taxes. Noven accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". SFAS 109 provides that income taxes are accounted for using an asset and liability method which requires the recognition of deferred income tax assets and liabilities for expected future tax consequences of temporary differences between tax bases and financial reporting bases of assets and liabilities (see Note 6).

Revenue Recognition:

         Revenues from product sales, which include sales to Novogyne of $11 million and $7.2 million in 1999 and 1998, respectively, are recognized at the time of shipment. Certain minimum fees under license agreements, which are included in product sales, are recognized when determinable. Royalty revenue consists only of royalties payable by Novogyne and Novartis from sales of Vivelle(R) and Vivelle-Dot(TM) in the United States and Vivelle(R) in Canada. To the extent determinable, royalty revenue is recognized when earned and is included in product sales in the amount of $2.9 million, $2.6 million and $1.8 million for 1999, 1998 and 1997, respectively. License revenue consists of up-front, milestone and similar payments under license agreements and is recognized when earned under the terms of the applicable agreements. In some cases, license revenue will be deferred and recognized as license revenue over time. Substantially all of Noven's product sales were to its principal licensees (see Note 3).

Cost of Products Sold:

         Direct and indirect costs of manufacturing are included in cost of products sold.

Research and Development Costs:

         Research and development costs include costs of internally generated research and development activities and costs associated with work performed under agreements with third parties. Research and development costs include direct and allocated expenses and are expensed as incurred.

Fair Value of Financial Instruments:

         The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to the relatively short maturity of the respective instruments.

Earnings (Loss) Per Share:

         Basic earnings (loss) per share is computed based on the average number of common shares outstanding. Diluted earnings per share is computed under the treasury stock method, whereby dilutive stock options are assumed to be exercised. Common equivalent shares are not included in the per share calculations when the effect of their inclusion would be antidilutive.

Employee Stock Plans:

         In accordance with the provisions of Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," Noven may elect to continue to apply the provisions of the Accounting Principles Board's Opinion No. 25 (APB 25, "Accounting for Stock Issued to Employees") and related interpretations in accounting for its employee stock option plans, or adopt the fair value method of accounting prescribed by SFAS 123. Noven has elected to continue to account for its stock plans using APB 25, and therefore is generally not required to recognize compensation expense in connection with these plans. Companies that continue to use APB 25 are required to present, in the notes to the financial statements, the pro forma effects on reported net income and earnings per share as if compensation expense had been recognized based on the fair value of options granted (see Note 8).

Concentrations of Credit Risk:

         Noven's customers consist of Novogyne and a limited number of pharmaceutical companies with operations throughout the world. Noven performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral to secure accounts receivable. Noven maintains an allowance for doubtful accounts based on an assessment of the collectibility of such accounts.

Reclassification:

         Certain amounts presented in the accompanying financial statements for prior years have been reclassified to conform to the current year's presentation.

Recent Accounting Pronouncements:

         In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes standards for the accounting and reporting of derivative instruments embedded in other contracts (collectively referred to as derivatives) and of hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure these instruments at fair value. In July 1999, the FASB issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB Statement No. 133," which changes the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. Noven does not expect the adoption of SFAS No. 133 to have any effect on its financial statements or disclosures.

2.       Property, Plant and Equipment - net:

         Property, plant and equipment consist of the following at December 31, 1999 and 1998 (in thousands):

                                                                  1999         1998
                                                                -------      -------
            Land                                                $ 2,540      $ 2,540
            Building and improvements                             2,393        2,392
            Leased property and leasehold improvements            8,646        8,137
            Manufacturing and testing equipment                   6,908        6,601
            Furniture                                               830          706
                                                                -------      -------

                                                                 21,317       20,376

            Less accumulated depreciation and amortization        5,988        4,859
                                                                -------      -------

                                                                $15,329      $15,517
                                                                =======      =======


3.       License Agreements:

         Noven has license agreements with Aventis S.A. (f/k/a Rhone-Poulenc Rorer Inc.) ("Aventis") and Novartis. At the time of the formation of Novogyne, Novartis sublicensed its rights under its license agreement to Novogyne. Noven's agreement with Novogyne grants Novogyne the right to market Noven's transdermal estrogen delivery systems in the United States and Canada. Novartis' Canadian affiliate continues to market Noven's first generation transdermal estrogen delivery system in Canada and has been granted the right to market Noven's second generation transdermal estrogen delivery system in Canada. The agreement provides for royalty payments based on sales by Novogyne and Novartis' Canadian affiliate. Warrants to purchase a total of 1,091,151 shares of Noven common stock were granted during the period 1991 through 1994 to Novartis under this agreement. Novartis exercised a warrant for 966,184 shares in the second quarter of 1998. The remaining warrants have expired.

         Noven has two license agreements with Aventis. These agreements grant Aventis the right to market Noven's first generation transdermal estrogen delivery system worldwide except for the United States and Canada and Noven's transdermal combination estrogen/progestin delivery system worldwide. The agreements also grant Aventis the right to market Noven's second generation transdermal estrogen delivery system in Japan. The agreements provide Noven certain milestone payments and fees based on Aventis' sales. Noven received milestone payments totaling $1.5 million in each of 1998 and 1997, resulting from Aventis' filing of regulatory applications in 1997 and from Aventis' receipt of regulatory approval for the combination product in the United States and certain European countries in 1998. Noven does not expect to receive significant milestone payments under the existing agreements in 2000. Aventis funded the construction of a manufacturing facility for the production by Noven of transdermal drug delivery systems. Noven leases the facility at a nominal rate for a term of 31.5 years expiring in 2024 and has the right to purchase the facility at any time during the term of the lease at Aventis' book value. Noven has recorded both the facility and deferred revenue at amounts equal to the funds advanced by Aventis which are deferred and recognized as depreciation expense and license revenue over the life of the underlying lease.

         In October 1999, Novartis Pharma AG sublicensed Aventis' rights to market (1) Noven's combination estrogen/progestin transdermal delivery system in all countries other than the United States and Japan, and (2) Noven's first generation estrogen transdermal delivery system in all countries other than the United States, Canada and Japan.

         In connection with the sublicense transaction, and pursuant to Noven's license agreement with Aventis, Noven received $2.7 million in cash from Aventis as Noven's share of the sublicense fees paid by Novartis to Aventis, which was recorded as deferred license revenue and will be recognized as license revenue over seven and one half years.

4.       Investment in Vivelle Ventures LLC:

         In 1998, Noven invested $7.5 million in return for a 49% equity interest in Novogyne. In return for a 51% equity interest, Novartis granted an exclusive sublicense to Novogyne of a license agreement with Noven (see Note 3). This sublicense assigned certain of Novartis' rights and obligations under a supply agreement with Noven, and granted an exclusive license to Novogyne of the Vivelle(R) trademark. Noven shares in the income of Novogyne according to an established formula after an annual preferred return of $6.1 million to Novartis. During 1999, Novogyne produced $10.7 million of net income, and Noven recorded $1.5 million as equity in earnings of Vivelle Ventures LLC. In 2000, Noven expects to receive a cash distribution of $2.2 million from Novogyne based on Novogyne's results of operations for the year ended December 31, 1999. For the fiscal year ended December 31, 1998, Novogyne did not produce sufficient income under the established formula for Noven to recognize income from the operations of Novogyne. Under the terms of the agreement, however, Novogyne did generate sufficient income in 1998 to meet Novartis' preferred return.

         During the periods ended December 31, 1999 and 1998, Noven sold $11.0 million and $7.2 million of products to Novogyne, recognized $2.5 million and $1.7 million in royalties from Novogyne and was reimbursed for $13.9 million and $6.8 million of sales and marketing expenses incurred on behalf of Novogyne, respectively. As of December 31, 1999 and 1998, Noven has receivables from Novogyne of $3.7 million and $3.2 million, respectively, representing products sold to and marketing expenses reimbursable from Novogyne.

         Under the terms of the joint venture agreements, Noven is responsible for the manufacture of the product, retention of samples and regulatory documentation, design and implementation of an overall marketing and sales program in the hospital and retail sales sectors of the market, including the preparation of annual and quarterly marketing plans and sales force staffing, and the procurement of advertising services in connection with the marketing and promotion of the products. All other matters, including inventory control and distribution, management of marketing and sales programs for the managed care sector of the market, customer service support, regulatory affairs support and other administrative services are provided by Novartis.

         The condensed financial statements of Novogyne are as follows:

Condensed Statements of Operations

         For the year ended December 31, 1999 and for the period from May 1, 1998 (date of inception) through December 31, 1998 (in thousands):

                                                                   1999         1998
                                                                 -------      -------
               Revenues                                          $34,274      $16,739

               Cost of sales                                       6,530        3,793
               Selling, general and
                 administrative expenses                          17,720        9,900
                                                                 -------      -------

               Income from operations                             10,024        3,046

               Interest income                                       661          333
                                                                 -------      -------

               Net income                                        $10,685      $ 3,379
                                                                 =======      =======



Condensed Balance Sheets

         At December 31, 1999 and 1998 (in thousands):

                                                                  1999          1998
                                                                 -------      -------
               Total assets (all of which are current)           $24,433      $17,125

               Total liabilities (all of which are current)      $ 9,036      $ 6,246

               Members' capital                                  $15,398      $10,879




         The joint venture operating agreement also has a buy/sell provision, effective May 1, 2000, which allows each party to compel either the purchase of the other party's interest in Novogyne or the sale of its own interest in Novogyne. Either party may dissolve Novogyne following the second or third anniversary of the formation of Novogyne in the event that Novogyne does not achieve (i) sales of at least the lesser of $20 million or 90% of the annual budgeted sales or (ii) profits sufficient to pay Novartis the preferred return of $6.1 million in each such year (which Noven has the right to cure). Both of these thresholds were met in 1999. Dissolution can also result from a change in control of Noven prior to May 1, 2000 or at any time thereafter if the acquirer is a top ten pharmaceutical company (as measured by annual dollar sales), or if prior to May 1, 2000, the president of Novogyne (who is also the President and CEO of Noven) is terminated by Noven "without cause" or leaves due to "good reason," as defined in his employment agreement with Noven. Upon dissolution, Novartis would reacquire the rights to market Vivelle(R) and Vivelle-Dot(TM) and Novogyne's other assets would be liquidated and distributed to the parties in accordance with their capital account balances as determined pursuant to the operating agreement.

5.       Notes Payable:

         In May 1999, Noven entered into a Master Finance Lease Agreement (the "Master Lease") for $1 million with a base lease term of three or four years depending upon the equipment type. The terms of the Master Lease include, among other provisions, minimum net worth, revenue and operating results requirements, as well as certain financial ratios, measured on a quarterly basis. Transactions under the Master Lease have been accounted for as financing arrangements.

         Long-term obligations, less installments due within one year, are summarized below (in thousands):

                                                           1999           1998
                                                        ---------      ---------
            Borrowings under Master Lease,
              8%, maturing in 2003                      $     545      $      --

            Capitalized equipment lease,
              11%, maturing in 2004                            31             --

            Insurance installment
              note, 6%, maturing in 2001                      376            179
                                                        ---------      ---------

                                                              952            179

            Less: installments due within one year            348            179
                                                        ---------      ---------

                                                        $     604      $      --
                                                        =========      =========


6.       Income Taxes:

         The components of the benefit from income taxes in 1999 are as follows (in thousands):


            Current Income Taxes
               Federal                                                 $   193
               State                                                        75
                                                                       -------
                                                                           268
            Deferred Income Taxes (Benefit)
               Federal                                                  (4,655)
               State                                                      (345)
                                                                       -------
                                                                        (5,000)
                                                                       -------

            Income Tax Benefit                                         $(4,732)
                                                                       =======


            Deferred income taxes arise due to timing differences in reporting of certain income and expense items for book purposes and income tax purposes. The following table summarizes the tax effects comprising Noven's net deferred income tax asset as of December 31, 1999 (in thousands):

                                                         1999           1998
                                                       --------       --------
            Deferred Income Tax Assets:
                 Joint Venture interest                $    501       $    227
                 Net operating losses                     9,999         13,863
                 General business credit                  4,922          4,261
                 Sublicense revenue                         957             --
                 Other                                      574            245
                                                       --------       --------

                 Total deferred income tax assets        16,953         18,596

            Deferred Income Tax Liabilities:
                 Basis difference in fixed assets           423            321
                                                       --------       --------

            Net deferred income tax asset                16,530         18,275
                                                       --------       --------

            Valuation allowance                         (11,530)       (18,275)
                                                       --------       --------

            Net Deferred Income Tax Asset              $  5,000       $     --
                                                       ========       ========



         At December 31, 1998, Noven established $18.3 million in valuation allowances against its deferred income tax assets, which consisted primarily of net operating loss and research and development credit carryforwards. A portion of the carryforwards was utilized against 1999 income, and Noven recognized a deferred income tax asset of $5.0 million. Realization of the net deferred income tax asset of $5.0 million is dependent upon generating sufficient future taxable income. Although realization is not assured, management believes it is more likely than not that this portion of the net deferred income tax asset will be realized based upon estimated future taxable income of Noven and, accordingly, no valuation allowances for this portion of the net deferred income tax asset were deemed necessary at December 31, 1999.

         At December 31, 1999, Noven had net operating loss carryforwards of approximately $27.0 million. Additionally, at December 31, 1999, Noven had research and development credit carryforwards of $4.9 million. The net operating loss carryforwards will expire in 2009 through 2018, and the research and development credit carryforwards will expire in 2002 through 2019.

         The difference between the total income tax provision and the statutory federal income tax rate applied to pretax income is reconciled as follows (dollars in thousands):


                                                              1999                     1998                       1997
                                                     -------------------       -------------------       -------------------
                                                      AMOUNT         %          AMOUNT         %          AMOUNT         %
                                                     -------      ------       -------       -----       -------       -----
            Income taxes at statutory rate           $ 1,947        34.0       $(1,387)      (34.0)      $(3,249)      (34.0)
            Increase (decrease) in taxes:
              State income tax, net of federal
               benefits                                 (178)       (3.1)           --          --            --          --
            Research and development
               expenditures                              225         3.9           211         5.2           355         3.7
            Other                                         19          --            --          --            --          --
            Establishment (reduction) of
               valuation allowance on deferred
               income tax assets                      (6,745)     (117.4)        1,176        28.8         2,894        30.3
                                                     -------      ------       -------       -----       -------       -----

            Income tax benefit                       $(4,732)      (82.6)      $    --          --       $    --          --
                                                     =======      ======       =======       =====       =======       =====


7.       Commitments and Contingencies

         Noven has employment agreements that provide for base salaries subject to cost of living increases each year and other increases and bonuses. These agreements provide for annual commitments of approximately $744,500 in the aggregate and with terms extending through 2002.

         Noven has a formula bonus plan that includes company and individual performance goals and incurred $2.1 million and $0.9 million of bonus expenses in 1999 and 1998, respectively. Under the plan, a fixed percentage of each employee's base salary is set as a target incentive bonus award for such employee. To the extent that actual company performance is equal to, exceeds or is less than the company performance targets, an employee's bonus award may be equal to, greater than or less than his target award. An employee's non-financial goals are then considered in determining his final bonus award. In 1999, Noven met or exceeded each of the company performance goals, and in accordance with the plan formula the bonus awards to most employees were greater than their initial target awards.

8.       Stock Option Plans

         Noven established its 1999 Long-Term Incentive Plan (the "1999 Plan") on June 8, 1999. The 1999 Plan replaced Noven's 1997 Stock Option Plan (the "1997 Plan") and no future stock option awards may be granted under the 1997 Plan. The 1999 Plan provides for the granting of up to 3,768,848 incentive and non-qualified stock options to selected individuals, including 2,878,848 shares that remained available under the 1997 Plan at the time of its termination. The terms and conditions of these options (including price, vesting schedule, term and number of shares) are determined by the Stock Option Committee, which administers the 1999 Plan. The per share exercise price of (i) non-qualified stock options granted to directors and all other persons can not be less than the fair market value of the common stock on the date of grant, (ii) incentive stock options granted to employees can not be less than the fair market value of the common stock on the date of grant and (iii) incentive stock options granted to employees owning in excess of 10% of Noven's issued and outstanding common stock can not be less than 110% of the fair market value of the common stock on the date of grant. Each option granted under the 1999 Plan is exercisable after the period(s) specified in the relevant option agreement, and no option can be exercised after ten years from the date of grant (or five years from the date of grant in the case of a grantee of an incentive stock option holding more than 10% of the issued and outstanding Noven common stock). At December 31, 1999, there were approximately 547,000 stock options outstanding under the 1999 Plan. Generally, the options vest over a period of five years, beginning one year after date of grant.

         The 1997 Plan, originally effective January 1, 1997, provided for the granting of up to 4,000,000 incentive and non-qualified stock options. At December 31, 1999, there were approximately 1,384,000 stock options outstanding under the 1997 Plan. The 1997 Plan is also administered by the Stock Option Committee, and the terms and conditions of the 1997 Plan are similar to those of the 1999 Plan.

         Noven also has an earlier stock option plan, which had provisions similar to those of the 1997 and 1999 Plans. This plan terminated on December 31, 1996, and no additional options may be granted under this plan. At December 31, 1999, there were approximately 623,000 stock options outstanding under this plan.

         Noven applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its option plans. Accordingly, no compensation expense has been recognized. Had compensation cost for Noven's plan been determined based upon the fair value at the grant date consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation", Noven's net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands except per share amounts):

                                                       1999            1998              1997
                                                    ----------      ----------       ----------
            Net income (loss):
                            As reported             $   10,460      $   (4,079)      $   (9,557)
                            Pro forma               $    8,412      $   (6,160)      $  (10,777)

            Basic earnings (loss) per share:
                            As reported             $     0.49      $    (0.19)      $    (0.47)
                            Pro forma               $     0.39      $    (0.29)      $    (0.54)

            Diluted earnings (loss) per share:
                            As reported             $     0.48      $    (0.19)      $    (0.47)
                            Pro forma               $     0.38      $    (0.29)      $    (0.54)



         The fair value of each option granted during 1999, 1998 and 1997, is estimated as $5.40, $2.57 and $2.91, respectively, on the date of the grant using the Black Scholes option-pricing model with the assumptions listed below.


                                              1999            1998             1997
                                              -----           -----           -----
            Volatility                        61.3%           64.5%           65.3%
            Risk free interest rate           5.72%           5.16%           5.83%
            Expected life (years)                7               7               7



         Stock option transactions related to the plans are summarized as follows (options and shares in thousands):

                                                1999                            1998                          1997
                                      -------------------------      -------------------------      -------------------------
                                                      Weighted                       Weighted                        Weighted
                                                       Average                        Average                        Average
                                                      Exercise                       Exercise                        Exercise
                                        Options         Price          Options         Price         Options          Price
                                      ---------       ---------      ---------       ---------      ---------       ---------
            Outstanding at
              beginning of year           2,026       $    7.61          1,594       $    8.27          1,565       $    8.95
            Granted                         755       $    9.54            675       $    6.84            612       $    6.62
            Exercised                      (105)      $    2.91            (56)      $    2.31           (156)      $    2.64
            Canceled and expired           (122)      $    8.63           (187)      $   11.89           (427)      $    2.45
                                      ---------                      ---------                      ---------

            Outstanding at end
               of year                    2,554       $    8.32          2,026       $    7.57          1,594       $    8.27
                                      =========                      =========                      =========

            Shares of common
               stock reserved             5,834                          4,928                          4,983

            Options exercisable
               at end of year               851                            656                            350



         The following table summarizes information concerning outstanding and exercisable options at December 31, 1999 (options in thousands):


                                  OPTIONS OUTSTANDING                               OPTIONS EXERCISABLE
            -----------------------------------------------------------------   -------------------------------
             Range of         Number       Weighted Average                       Number
             Exercise      Outstanding        Remaining      Weighted Average   Exercisable    Weighted Average
              Prices       At Year End    Contractual Life    Exercise Price    At Year End     Exercise Price
            ----------     -----------    ---------------    ----------------   -----------    ----------------
            $  0 - $ 4            123            0.8            $    2.31               100      $    2.31
            $  4 - $ 6          1,037            5.6            $    5.64               277      $    5.94
            $  6 - $ 9            480            3.7            $    8.44               211      $    8.50
            $  9 - $14            845            5.2            $   11.80               225      $   12.25
            $ 14 - $18             69            3.7            $   16.02                38      $   16.17
                            ---------                                            ----------
                                2,554            4.8            $    8.32               851      $    8.28
                            =========                                            ==========


9.       401(k) Savings Plan

         On January 1, 1997, Noven established a savings plan under section 401(k) of the Internal Revenue Code (the "401(k) Plan") covering substantially all employees who have completed three months of service and have reached the age of twenty-one. This plan allows eligible participants to contribute from one to fifteen percent of their current compensation to the 401(k) Plan.

         Noven determines, on a year-to-year basis, the amount, if any, that it will provide as a matching contribution. For the years ended December 31, 1999, 1998 and 1997, Noven made no matching contributions.

10.      Segment, Geographic and Customer Data

         Noven is engaged principally in one line of business, the development and commercialization of advanced transdermal drug delivery systems, which represents more than 90% of total revenue. Products that are sold to Aventis for resale in Europe are shipped to Ireland. There were no sales or transactions between geographic areas. The following table presents information about Noven's revenues by geographic area (in thousands):

                                              1999           1998           1997
                                            ---------      ---------      ---------
            United States                   $  24,571      $  16,256      $   6,417
            Ireland                             7,079          5,586          7,850
                                            ---------      ---------      ---------

            Total Revenue                   $  31,650      $  21,842      $  14,267
                                            =========      =========      =========


         Total revenue by customer of Noven, including royalty payments and license revenue (in thousands):

                                               1999          1998            1997
                                            ---------      ---------      ---------
            Novartis                        $   1,749      $   1,607      $   5,017
            Aventis                            18,059         11,677          7,850
            Novogyne                           11,021          7,172             --
            Other                                 821          1,386          1,400
                                            ---------      ---------      ---------

            Total Revenue                   $  31,650      $  21,842      $  14,267
                                            =========      =========      =========


11. Unaudited Quarterly Condensed Financial Data
      (in thousands, except per share amounts)

            1999                                       FIRST        SECOND        THIRD         FOURTH       FULL YEAR
            ----                                     --------      --------      --------      --------      ---------
            Revenue                                  $  7,477      $  7,493      $  8,060      $  8,620       $ 31,650
            Total operating expenses                    6,804         6,589         6,849         7,510         27,752
                                                     --------      --------      --------      --------       --------

            Income from operations                        673           904         1,211         1,110          3,898
            Equity in interest of
              Vivelle Ventures LLC                         --            --            --         1,487          1,487
            Interest income - net                          52            64            77           150            343
            Income tax provision (benefit)                  9             9            50        (4,800)        (4,732)
                                                     --------      --------      --------      --------       --------

            Net income                               $    716      $    959      $  1,238      $  7,547       $ 10,460
                                                     ========      ========      ========      ========       ========

            Basic earnings per share                 $   0.03      $   0.05      $   0.06      $   0.35       $   0.49
                                                     ========      ========      ========      ========       ========

            Diluted earnings per share               $   0.03      $   0.05      $   0.06      $   0.34       $   0.48
                                                     ========      ========      ========      ========       ========



            1998                                      FIRST          SECOND         THIRD         FOURTH       FULL YEAR
            ----                                     --------       --------       --------      --------      ---------
            Revenue                                  $  2,548       $  6,395       $  5,018      $  7,881      $ 21,842
            Total operating expenses                    6,014          8,038          4,965         7,343        26,360
                                                     --------       --------       --------      --------      --------

            Income (loss) from operations              (3,466)        (1,643)            53           538        (4,518)
            Interest income - net                         190             86             86            77           439
                                                     --------       --------       --------      --------      --------

            Net income (loss)                        $ (3,276)      $ (1,557)      $    139      $    615      $ (4,079)
                                                     ========       ========       ========      ========      ========

            Basic earnings (loss) per share          $  (0.16)      $  (0.08)      $   0.01      $   0.03      $  (0.19)
                                                     ========       ========       ========      ========      ========

            Diluted earnings (loss) per share        $  (0.16)      $  (0.08)      $   0.01      $   0.03      $  (0.19)
                                                     ========       ========       ========      ========      ========


