Form 10-Q
period 2000-03-31
NOVEN PHARMACEUTICALS INC
filed 2000-05-12
CIK 815838

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                 Quarterly Report Under Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2000

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


                                 (305) 253-5099
               ---------------------------------------------------
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

                    Class                     Outstanding at April 28, 2000
                    -----                     -----------------------------
         Common stock $.0001 par value                21,767,680

                           NOVEN PHARMACEUTICALS, INC.

                                      INDEX


                                                                                    Page No.
                                                                                    --------
PART I -  FINANCIAL INFORMATION

   Item 1 - Financial Statements
              Statements of Operations for the Three Months Ended
                    March 31, 2000 and 1999                                            3

              Balance Sheets as of March 31, 2000 and December 31, 1999                4

              Statements of Cash Flows for the Three Months Ended
                    March 31, 2000 and 1999                                            5

              Notes to Financial Statements                                          6 - 7

   Item 2 - Management's Discussion and Analysis of  Financial
                    Condition and Results of Operations                              8 - 10

   Item 3 - Quantitative and Qualitative Disclosures About Market Risk                10

PART II - OTHER INFORMATION

   Item 5 - Other Information                                                         11

   Item 6 - Exhibits and Reports on Form 8-K                                          11

SIGNATURES                                                                            12


PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           NOVEN PHARMACEUTICALS, INC.
                            Statements of Operations
                          Three Months Ended March 31,
                    (in thousands, except per share amounts)
                                   (unaudited)


                                                             2000         1999
                                                           -------      -------
Revenues:
        Product sales                                      $ 9,456      $ 7,421
        License revenues                                       147           56
                                                           -------      -------

        Total revenues                                       9,603        7,477

Expenses:
        Cost of products sold                                4,511        3,244
        Research and development                             1,825        1,657
        Marketing, general and administrative                2,082        1,903
                                                           -------      -------

        Total operating costs and expenses                   8,418        6,804
                                                           -------      -------


Income from operations                                       1,185          673

Equity in earnings of Novogyne                                 477           --
Interest income, net                                           200           52
                                                           -------      -------


Net income before income taxes                               1,862          725

Provision for income taxes                                      35            9
                                                           -------      -------
Net income                                                 $ 1,827      $   716
                                                           =======      =======


Basic earnings per share                                   $   .08      $   .03
                                                           =======      =======

Diluted earnings per share                                 $   .08      $   .03
                                                           =======      =======

Weighted average number of common shares outstanding:
         Basic                                              21,682       21,531
                                                           =======      =======
         Diluted                                            22,827       21,730
                                                           =======      =======



        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                           NOVEN PHARMACEUTICALS, INC.
                                 Balance Sheets
                        (in thousands, except share data)


                                                                 March 31, 2000  December 31, 1999
                                                                   (unaudited)      (audited)
                                                                 --------------  -----------------
ASSETS
Current Assets:
      Cash and cash equivalents                                      $ 15,247       $ 15,338
      Accounts receivable (less allowance for doubtful accounts
        of $182 in 2000 and $167 in 1999)                               2,481          3,048
      Due from Novogyne                                                 4,956          3,651
      Inventories                                                       4,369          3,578
      Prepaid and other current assets                                    409            415
                                                                     --------       --------

                                                                       27,462         26,030

Property, Plant and Equipment - net                                    15,241         15,329


Other Assets:
      Investment in Novogyne                                            8,842          8,365
      Net deferred income tax asset                                     5,000          5,000
      Patent development costs, net                                     1,787          1,805
      Deposits and other assets                                           310            359
                                                                     --------       --------
                                                                       15,939         15,529
                                                                     --------       --------
                                                                     $ 58,642       $ 56,888
                                                                     ========       ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                                $  5,270       $  5,085
     Notes payable - current portion                                      355            348
     Accrued compensation and related liabilities                       1,139          2,237
     Other accrued liabilities                                          1,075          1,193
     Deferred license revenue - current portion                           586            586
                                                                     --------       --------
                                                                        8,425          9,449
Long Term Liabilities:
     Notes payable                                                        513            604
     Deferred license revenue                                           7,295          7,442
                                                                     --------       --------
                                                                       16,233         17,495
Shareholders' Equity:
     Preferred stock - authorized 100,000 shares of $.01 par
         value; no shares issued or outstanding                            --             --
     Common stock - authorized 40,000,000 shares,
         par value $.0001 per share; issued and
         outstanding 21,767,680  shares at March 31, 2000 and
         21,546,271 at December 31, 1999                                    3              2
     Additional paid-in capital                                        67,802         66,614
     Accumulated deficit                                              (25,396)       (27,223)
                                                                     --------       --------
                                                                       42,409         39,393
                                                                     --------       --------
                                                                     $ 58,642       $ 56,888
                                                                     ========       ========


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                           NOVEN PHARMACEUTICALS, INC.
                            Statements of Cash Flows
                          Three Months Ended March 31,
                        (in thousands, except share data)
                                   (unaudited)

                                                                                      2000           1999
                                                                                    --------       --------
Cash flows from operating activities:
           Net income                                                               $  1,827       $    716
Adjustments to reconcile net income to net
  cash (used in) provided by operating activities:
           Depreciation and amortization                                                 351            392
           Amortization of patent costs                                                   52             52
           Recognition of deferred license revenue                                      (147)           (56)
           Equity in earnings of Novogyne                                               (477)            --
           Decrease (increase) in accounts receivable                                    567         (1,286)
           (Increase) decrease in due from Novogyne                                   (1,305)            86
           (Increase) decrease in inventories                                           (791)             1
           Decrease in prepaid and other current assets                                    6            217
           Decrease in deposits and other assets                                          49              1
           Increase (decrease) in accounts payable                                       185           (105)
           (Decrease) increase in accrued compensation and related liabilities          (316)            57
           (Decrease) increase in other accrued liabilities                             (118)           160
                                                                                    --------       --------

                  Cash flows (used in) provided by operating activities                 (117)           235

Cash flows from investing activities:
          Purchase of fixed assets, net                                                 (263)          (141)
          Payments for patent development costs                                          (34)           (90)
                                                                                    --------       --------

                  Cash flows (used in) investing activities                             (297)          (231)

Cash flows from financing activities:
          Issuance of common stock                                                       407             --
          Notes payable                                                                  (84)           (66)
                                                                                    --------       --------

                  Cash flows provided by (used in) financing activities                  323            (66)
                                                                                    --------       --------

Net (decrease) in cash and cash equivalents                                              (91)           (62)

Cash and cash equivalents - beginning of period                                       15,338          5,573
                                                                                    --------       --------


Cash and cash equivalents - end of period                                           $ 15,247       $  5,511
                                                                                    ========       ========


Cash payments for interest were $19 in 2000 and $2 in 1999.

Accrued compensation and related liabilities for the years ended December 31, 1999 and 1998 includes bonuses for employees and officers of $782 and $329 that were settled by issuance of 55,000 and 62,000 shares of common stock during the quarters ended March 31, 2000 and 1999, respectively.


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                           NOVEN PHARMACEUTICALS, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


1.       Basis of presentation:

                  In management's opinion, the accompanying unaudited financial statements of Noven Pharmaceuticals, Inc. ("Noven") contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Noven as of March 31, 2000, and the results of its operations for the three months ended March 31, 2000 and 1999. The results of operations and cash flows for the three months ended March 31, 2000 are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 2000.

                  The accompanying financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Pursuant to such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The financial statements should be read in conjunction with the financial statements and the notes to the financial statements included in Noven's Annual Report on Form 10-K for the year ended December 31, 1999.

                  The accounting policies followed for interim financial reporting are the same as those disclosed in Note 1 of the notes to the financial statements included in Noven's Annual Report on Form 10-K for the year ended December 31, 1999.

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

2.       Inventories:

                  The following are the major classes of inventories (in thousands):


                                         March 31,        December 31,
                                           2000               1999
                                         ---------        ------------

               Finished goods             $   12            $  125
               Work in process               823               973
               Raw materials               3,534             2,480
                                          ------            ------

               Total                      $4,369            $3,578
                                          ======            ======

3.       Income Taxes:

                  Provisions for income taxes for the three months ended
         March 31, 2000 and 1999 are provisions for the alternative minimum tax.

4.       Investment in Novogyne:

                  Noven shares in the income of Novogyne according to an established formula after an annual preferred return of $6.1 million to Novartis. Noven's share of income increases as product sales increase, subject to a cap of 49%. Novogyne produced sufficient income in the three months ended March 31, 2000 to meet Novartis' preferred return and for Noven to recognize income from Novogyne under the established formula.

                  During the three months ended March 31, 2000 and 1999, Noven recognized $6.1 million and $2.0 million of product sales to Novogyne, which included $0.9 million and $0.3 million in royalties, and was reimbursed for $3.2 million and $2.7 million of sales and marketing expenses incurred on behalf of Novogyne, respectively. As of March 31, 2000 and 1999, Noven had amounts due from Novogyne of $5.0 million and $3.4 million, respectively, representing products sold to and marketing expenses reimbursable from Novogyne.

                  Subject to the approval of Novogyne's management committee, cash may be distributed quarterly to Novartis and Noven based upon a contractual formula. In April 2000, Noven received a cash distribution of $2.2 million from Novogyne based upon the results of operations for the year ended December 31, 1999, which will be recorded as a reduction in the investment in Novogyne in the second quarter of 2000.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the financial statements, the related notes and management's discussion and analysis of financial condition and results of operations included in Noven's Annual Report on Form 10-K for the year ended December 31, 1999 and the financial statements and related notes included in Item 1 of this Quarterly Report on Form 10-Q. Except for historical information contained herein, the matters discussed below are forward looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve risks and uncertainties, including but not limited to economic, competitive, governmental and technological factors affecting Noven's operations, markets, products and prices, and other factors. These factors, which are discussed elsewhere in this report and in the documents filed by Noven with the Securities and Exchange Commission ("SEC"), may cause Noven's results to differ materially from the forward looking statements made in this report or otherwise made by or on behalf of Noven.

         Noven recognizes revenues from product sales at the time of shipment. Noven accrues royalty revenue, which is included in product sales, based on its best estimates of its licensee's product sales. When no reasonable basis for estimating exists because the information is not in Noven's control, Noven will recognize royalty revenue when actual results are available. Because substantially all of Noven's product sales are to its licensees, Noven's product sales may fluctuate from quarter to quarter depending on various factors not in Noven's control, including but not limited to the marketing efforts of each licensee, inventory requirements of each licensee, the product pricing of each licensee and the timing of certain royalty reconciliations and payments under Noven's license agreements. Royalty reconciliations and payments under the license agreements are generally made once or twice per year for product sales made in the prior period.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

         Total revenues for the three months ended March 31, 2000 were $9.6 million, an increase of $2.1 million, or 28%, over the same period in the prior year. The increase was primarily attributable to increased sales of Vivelle(R) and Vivelle-Dot(TM), partially offset by lower sales of CombiPatch(TM) in the United States.

         Gross profit (product sales less cost of products sold) for the three months ended March 31, 2000 was $4.9 million (52% of product sales), compared to $4.2 million (56% of product sales) for the same period in the prior year. The decrease in gross margins resulted primarily from the elimination of 49% of Noven's profit on product sold to Novogyne that remains in Novogyne's inventory at March 31, 2000. This profit will be recognized by Noven at the time such inventory is sold by Novogyne. The inventory increase at Novogyne was the result of an expected increase in product demand.

         Research and development expenses increased approximately $0.2 million, or 10%, for the three months ended March 31, 2000 compared to the same period in the prior year, primarily resulting from increased expenses related to clinical studies. Noven expects a significant increase in research and development expenses in the remainder of 2000, primarily related to clinical studies for Noven's methylphenidate transdermal delivery system. The future level of research and development expenditure will depend on, among other things, the status of products under development and the outcome of clinical trials, strategic decisions by management, the consummation of new license agreements and Noven's liquidity.

         Marketing, general and administrative expenses increased approximately $0.2 million, or 9%, for the three months ended March 31, 2000 compared to the same period in the prior year. This increase primarily resulted from an increase in staffing and associated office expenses.

         Provision for income taxes for the three months ended March 31, 2000 is a provision for the alternative minimum tax.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2000 and December 31, 1999, Noven had $15.2 million and $15.3 million, respectively, in cash and cash equivalents.

         Net cash of approximately $0.1 million was used in operating activities during the first three months of 2000, compared to approximately $0.2 million provided by operating activities during the same period in the prior year, despite higher net income in the 2000 period. This use in cash from operating activities primarily resulted from increases in raw material inventory, equity in earnings of Novogyne and due from Novogyne, partially offset by a decrease in accounts receivable. The increase in due from Novogyne was attributed to higher sales of Vivelle and Vivelle-Dot during the quarter.

         Net cash of approximately $0.3 million was used in investing activities during the first three months of 2000, compared to approximately $0.2 million used in investing activities during the same period of the prior year. Net cash used in investing activities during 2000 and 1999 resulted from the purchase of fixed assets and payment of patent development costs.

         Net cash of approximately $0.3 million was provided by financing activities during the first three months of 2000, compared to approximately $0.1 million used in financing activities during the same period of the prior year. The increase in the 2000 period resulted from the issuance of common stock in connection with the exercise of stock options.

         Noven's principal sources of short term liquidity are existing cash and cash generated from product sales, fees and royalties under license agreements and distributions from Novogyne, which Noven believes will be sufficient to meet its operating needs and anticipated capital requirements over the short term. In April 2000, Noven received a cash distribution of $2.2 million from Novogyne based upon the results of operations for the year ended December 31, 1999. For the long term, Noven intends to utilize funds derived from these sources, as well as funds generated through sales of products under development. Noven expects that such funds will be comprised of payments received pursuant to future licensing arrangements, as well as Noven's direct sales of its own products. Noven expects that its cash requirements will continue to increase, primarily as a result of expected increases in expenditures associated with clinical studies for products under development. There can be no assurance that Noven will successfully complete the development of such products, that Noven will obtain regulatory approval for any such products, that any approved product may be produced in commercial quantities, at reasonable costs, and be successfully marketed, or that Noven will successfully negotiate future licensing arrangements. To the extent that capital requirements exceed available capital, Noven will seek alternative sources of financing to fund its operations.

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

                           PART II - OTHER INFORMATION




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS

                  27       Financial Data Schedule

         (b)      REPORTS ON FORM 8-K

                  No reports on Form 8-K were filed by the Registrant during the three months ended March 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            NOVEN PHARMACEUTICALS, INC.





Date: May 12, 2000                          By: /s/ James B. Messiry
                                                -----------------------
                                                James B. Messiry
                                                Vice President and
                                                Chief Financial Officer