Form 10-Q
period 2000-06-30
NOVEN PHARMACEUTICALS INC
filed 2000-08-11
CIK 815838

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


               Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2000

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

                   Class                         Outstanding at July 31, 2000
                   -----                         ----------------------------
       Common stock $.0001 par value                      22,027,668

                           NOVEN PHARMACEUTICALS, INC.

                                      INDEX

                                                                                                  Page No.
                                                                                                  --------
PART I - FINANCIAL INFORMATION

   Item 1 - Financial Statements

              Statements of Operations for the Three and Six Months Ended
                     June 30, 2000 and 1999                                                          3

              Balance Sheets as of June 30, 2000 and December 31, 1999                               4

              Statements of Cash Flows for the Six Months Ended
                        June 30, 2000 and 1999                                                       5

              Notes to Financial Statements                                                         6-7

   Item 2 -   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                                            8-10

   Item 3 -   Quantitative and Qualitative Disclosures About Market Risk                             10

PART II - OTHER INFORMATION

   Item 4 -  Submission of Matters to a Vote of Security Holders                                     11

   Item 6 -  Exhibits and Reports on Form 8-K                                                        11


SIGNATURES                                                                                           12


PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                           NOVEN PHARMACEUTICALS, INC.
                            Statements of Operations
                       Three and Six Months Ended June 30,
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                               Three Months                 Six Months
                                                           --------------------      --------------------
                                                              2000         1999         2000         1999
                                                           -------      -------      -------      -------
Revenues:
        Product sales                                      $10,335      $ 7,437      $19,791      $14,857
        License revenue                                        146           56          293          113
                                                           -------      -------      -------      -------

        Total revenues                                      10,481        7,493       20,084       14,970

Expenses:

        Cost of products sold                                4,512        3,361        9,023        6,605
        Research and development                             3,555        1,485        5,380        3,142
        Marketing, general and  administrative               2,307        1,743        4,389        3,647
                                                           -------      -------      -------      -------

        Total operating costs and expenses                  10,374        6,589       18,792       13,394
                                                           -------      -------      -------      -------

Income from operations                                         107          904        1,292        1,576


Equity in earnings of Novogyne                               3,253           --        3,730           --
Interest income, net                                           267           64          467          116
                                                           -------      -------      -------      -------

Income before income taxes                                   3,627          968        5,489        1,692

Provision for income taxes                                     153            9          188           18
                                                           -------      -------      -------      -------

Net income                                                 $ 3,474      $   959      $ 5,301      $ 1,674
                                                           =======      =======      =======      =======

Basic earnings per share                                   $  0.16      $  0.05      $  0.24      $  0.08
                                                           =======      =======      =======      =======

Diluted earnings per share                                 $  0.15      $  0.05      $  0.23      $  0.08
                                                           =======      =======      =======      =======

Weighted average number of common shares outstanding:

      Basic                                                 21,797       21,460       21,740       21,496
                                                           =======      =======      =======      =======
      Diluted                                               22,895       21,638       22,862       21,673
                                                           =======      =======      =======      =======


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                           NOVEN PHARMACEUTICALS, INC.
                                 Balance Sheets
                        (in thousands, except share data)

                                                                  June 30, 2000   December 31, 1999
                                                                    (unaudited)      (audited)
                                                                  -------------   -----------------
ASSETS
Current Assets:
      Cash and cash equivalents                                      $ 18,798        $ 15,338
      Accounts receivable (less allowance for doubtful accounts
         of  $156 in 2000 and $167 in 1999)                             4,324           3,048
      Due from Novogyne                                                 3,304           3,651
      Inventories                                                       5,315           3,578
      Prepaid and other current assets                                    382             415
                                                                     --------        --------
                                                                       32,123          26,030

Property, Plant and Equipment - net                                    15,186          15,329

Other Assets:
      Investment in Novogyne                                            9,868           8,365
      Net deferred income tax asset                                     5,000           5,000
      Patent development costs, net                                     1,789           1,805
      Deposits and other assets                                           199             359
                                                                     --------        --------
                                                                       16,856          15,529
                                                                     --------        --------

                                                                     $ 64,165        $ 56,888
                                                                     ========        ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                                $  5,533        $  5,085
     Notes payable - current portion                                      348             348
     Accrued compensation and related liabilities                       1,816           2,237
     Other accrued liabilities                                          1,058           1,193
     Deferred license revenue - current portion                           586             586
                                                                     --------        --------
                                                                        9,341           9,449

Long Term Liabilities:
     Notes payable                                                        433             604
     Deferred license revenue                                           7,149           7,442
                                                                     --------        --------
                                                                       16,923          17,495

Shareholders' Equity:
     Preferred stock - authorized 100,000 shares of $.01 par
         value; no shares issued or outstanding                            --              --
     Common stock - authorized 40,000,000 shares,
         par value $.0001 per share; issued and
         outstanding 21,916,932 shares at June 30, 2000 and
         21,546,271 at December 31, 1999                                    2               2
     Additional paid-in capital                                        69,162          66,614
     Accumulated deficit                                              (21,922)        (27,223)
                                                                     --------        --------
                                                                       47,242          39,393
                                                                     --------        --------
                                                                     $ 64,165        $ 56,888
                                                                     ========        ========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                           NOVEN PHARMACEUTICALS, INC.
                            Statements of Cash Flows
                            Six Months Ended June 30,
                                 (in thousands)
                                   (unaudited)

                                                                                2000           1999
                                                                             --------       --------
Cash flows from operating activities:
           Net income                                                        $  5,301       $  1,674
Adjustments to reconcile net income to net
           cash (used in) provided by operating activities:
           Depreciation and amortization                                          707            685
           Amortization of patent costs                                           104            104
           Recognition of deferred license revenue                               (293)          (113)
           Equity in earnings of Novogyne                                      (3,730)            --
           (Increase) in accounts receivable                                   (1,276)        (1,157)
           Decrease in due from Novogyne                                          347            205
           (Increase) in inventories                                           (1,737)          (201)
           Decrease in prepaid and other current assets                            33             71
           Decrease (Increase) in deposits and other assets                       160           (307)
           Increase (Decrease) in accounts payable                                448         (1,169)
           Increase  in accrued compensation and related liabilities              360            488
           (Decrease) increase in other accrued liabilities                      (135)           343
                                                                             --------       --------

                  Cash flows provided by operating activities                     289            623

Cash flows from investing activities:
           Purchase of fixed assets, net                                         (564)          (511)
           Distribution from Novogyne                                           2,228            622
           Payments for patent development costs                                  (88)          (155)
                                                                             --------       --------
                  Cash flows provided by (used in) investing activities
                                                                                1,576            (44)

Cash flows from financing activities:
           Issuance of common stock                                             1,766             81
           Notes payable                                                         (171)         1,060
                                                                             --------       --------
                  Cash flows provided by financing activities                   1,595          1,141
                                                                             --------       --------

Net increase in cash and cash equivalents                                       3,460          1,720

Cash and cash equivalents - beginning of period                                15,338          5,573
                                                                             --------       --------

Cash and cash equivalents - end of period                                    $ 18,798       $  7,293
                                                                             ========       ========

Cash payments for interest were $35 in 2000 and $9 in 1999


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



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                           NOVEN PHARMACEUTICALS, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.       Basis of Presentation:

                  In management's opinion, the accompanying unaudited financial statements of Noven Pharmaceuticals, Inc. ("Noven") contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Noven as of June 30, 2000, and the results of its operations for the three and six months ended June 30, 2000 and 1999. The results of operations and cash flows for the six months ended June 30, 2000 are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 2000.

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

                  Noven and Novartis Pharmaceuticals Corporation ("Novartis") entered into a joint venture, Vivelle Ventures LLC (d/b/a Novogyne Pharmaceuticals) ("Novogyne"), effective May 1, 1998, to market and sell women's healthcare products in the United States and Canada, including Noven's transdermal estrogen delivery systems marketed under the brand names Vivelle(R) and Vivelle-Dot(TM). Noven accounts for its 49% investment in Novogyne under the equity method and reports its share of Novogyne's earnings as "Equity in Earnings of Novogyne" on its Statements of Operations. Noven has eliminated 49% of its profit on products sold to Novogyne that remain in Novogyne's inventory.

                  Certain amounts presented in the financial statements for prior periods have been reclassified to the current period's presentation.

2.       Inventories:

                  The following are the major classes of inventories (in thousands):

                                      June 30,   December 31,
                                        2000        1999
                                      --------   ------------

                  Finished goods       $  130      $  125
                  Work in process       1,078         973
                  Raw Materials         4,107       2,480
                                       ------      ------

                  Total                $5,315      $3,578
                                       ======      ======

3.       Income Taxes:

                  Provisions for income taxes for the six months ended June 30, 2000 and 1999 reflect provisions for the alternative minimum tax.

4.       Investment in Novogyne:

                  Noven shares in the earnings of Novogyne according to an established formula after satisfaction of an annual preferred return of $6.1 million to Novartis. Noven's share of earnings increases as product sales increase, subject to a cap of 49%. Novogyne produced sufficient income in the first quarter of 2000 to meet Novartis' preferred return and for Noven to recognize earnings from Novogyne under the formula.

                  During the six months ended June 30, 2000 and 1999, Noven recognized $10.9 million and $5.0 million, respectively, of product sales to Novogyne, which included $1.8 million and $1.0 million in royalties, and was reimbursed for $7.3 million and $6.5 million, respectively, of sales and marketing expenses incurred on behalf of Novogyne. As of June 30, 2000 and 1999, Noven had amounts due from Novogyne of $3.3 million and $3.3 million, respectively, representing products sold to and marketing expenses reimbursable by Novogyne.

                  During the three months ended June 30, 2000 and 1999, Noven recognized $4.8 million and $3.0 million, respectively, of product sales to Novogyne, which included $0.9 million and $0.7 million in royalties, and was reimbursed for $4.1 million and $3.8 million, respectively, of sales and marketing expenses incurred on behalf of Novogyne.

                  Subject to the approval of Novogyne's management committee, cash may be distributed quarterly to Novartis and Noven based upon a contractual formula. In April 2000, Noven received a cash distribution of $2.2 million from Novogyne based upon the results of operations for the year ended December 31, 1999, which was recorded as a reduction in the investment in Novogyne in the second quarter of 2000.

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

         Noven shares in the earnings of Novogyne according to an established formula after satisfaction of an annual preferred return of $6.1 million to Novartis. In the first quarter of 2000, Novartis' preferred return was satisfied for all of 2000. Noven reports its share of Novogyne's earnings as "Equity in Earnings of Novogyne" on its Statements of Operations.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

          Total revenues for the six months ended June 30, 2000 were $20.1 million, an increase of $5.1 million, or 34%, over the same period in the prior year. The increase was attributable to increased sales of Estalis(R), Vivelle-Dot(TM) and Vivelle(R), partially offset by lower sales of CombiPatch(TM) in the United States.

          Gross profit (product sales less cost of products sold) for the six months ended June 30, 2000 was $10.8 million (54% of product sales), compared to $8.3 million (56% of product sales) for the same period in the prior year. The decrease in gross margins resulted primarily from the elimination of 49% of Noven's profit on product sold to Novogyne that remained in Novogyne's inventory at June 30, 2000. This profit will be recognized by Noven at the time such inventory is sold by Novogyne. The inventory increase at Novogyne was the result of an inventory build up in anticipation of an increase in product demand.

         Research and development expenses increased approximately $2.2 million, or 71%, for the six months ended June 30, 2000 compared to the same period in the prior year, primarily resulting from increased clinical study expenses. Noven expects a significant increase in research and development expenses in the remainder of 2000, primarily related to clinical studies associated with Noven's methylphenidate transdermal delivery system. The future level of research and development expenditure will depend on, among other things, the status of products under development and the outcome of clinical trials, strategic decisions by management, the consummation of new license agreements and Noven's liquidity.

         Marketing, general and administrative expenses increased approximately $0.7 million, or 20%, for the six months ended June 30, 2000 compared to the same period in the prior year. This increase primarily resulted from an increase in staffing and associated office expenses.

         For the six months ended June 30, 2000, Noven reported Equity in Earnings of Novogyne of $3.7 million; Noven reported no such equity in earnings for the same period in the prior year. In the first half of 2000, Novogyne had revenues of $29.0 million, an increase of 75% over the same period in the prior year. A significant portion of this increase came from increased sales of Vivelle-Dot(TM), which was launched in the second quarter of 1999. In the first half of 2000, Novogyne had net income of $15.5 million, a 200% increase over the same period in the prior year.

         Provision for income taxes for the six months ended June 30, 2000 reflects a provision for the alternative minimum tax. Noven will continue to evaluate the appropriateness of recording an additional tax benefit which would result in an increase in the Net Deferred Income Tax Asset.

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

          Total revenues for the three months ended June 30, 2000 were $10.5 million, an increase of $3.0 million, or 40%, over the same period in the prior year. The increase was primarily attributable to increased sales of Estalis(R), Vivelle-Dot(TM) and Vivelle(R), partially offset by lower sales of CombiPatch(TM) in the United States.

          Gross profit (product sales less cost of products sold) for the three months ended June 30, 2000 was $5.8 million (56% of product sales) compared to $4.1 million (55% of product sales) for the same period in the prior year. The increase in gross margin resulted primarily from an increase in manufacturing volume, partially offset by the elimination of 49% of Noven's profit on product sold to Novogyne that remains in Novogyne's inventory at June 30, 2000.

         Research and development expenses increased approximately $2.1 million, or 139%, for the three months ended June 30, 2000 compared to the same period in the prior year, primarily resulting from clinical study expenses associated with Noven's methylphenidate transdermal delivery system.

         Marketing, general and administrative expenses increased approximately $0.6 million, or 32%, for the three months ended June 30, 2000 compared to the same period in the prior year. This increase primarily resulted from an increase in staffing and associated office expenses.

         For the three months ended June 30, 2000, Noven reported Equity in Earnings of Novogyne of $3.3 million; Noven reported no such equity in earnings for the same period in the prior year. For the three months ended June 30, 2000, Novogyne had revenues of $15.8 million, an increase of 162% over the same period in the prior year. A significant portion of this increase came from increased sales of Vivelle-Dot(TM), which was launched in the second quarter of 1999. For the three months ended June 30, 2000, Novogyne had net income of $8.2 million, a 277% greater than the same period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 2000 and December 31, 1999, Noven had $18.8 million and $15.3 million, respectively, in cash and cash equivalents.

         Net cash of approximately $0.3 million was provided by operating activities during the first six months of 2000, compared to approximately $0.6 million provided by operating activities during the same period in the prior year. Equity in Earnings of Novogyne, a non-cash item, constituted $3.7 million of Noven's $5.3 million net income in the 2000 period. The remaining net income was mostly offset by increases in raw material inventory and accounts receivable.

         Net cash of approximately $1.6 million was provided by investing activities during the first six months of 2000, compared to approximately $44,000 used in investing activities during the same period of the prior year. Net cash provided by investing activities during 2000 and 1999 resulted from distributions from Novogyne, partially offset by the purchase of fixed assets and payment of patent development costs.

         Net cash of approximately $1.6 million was provided by financing activities during the first six months of 2000, compared to approximately $1.1 million provided by financing activities during the same period of the prior year. The increase in the 2000 period resulted from the issuance of common stock in connection with the exercise of stock options.

         Noven's principal sources of short term liquidity are existing cash and cash generated from product sales, fees and royalties under license agreements and distributions from Novogyne, which Noven believes will be sufficient to meet its operating needs and anticipated capital requirements over the short term. In April 2000, Noven received a cash distribution of $2.2 million from Novogyne based upon the results of operations for the year ended December 31, 1999. For the long term, Noven intends to utilize funds derived from these sources, as well as funds generated through sales of products under development. Noven expects that such funds will be comprised of payments received pursuant to future licensing arrangements, as well as Noven's direct sales of its own products. Noven expects that its cash requirements will continue to increase, primarily as a result of expected increases in expenditures associated with clinical studies for products under development. There can be no assurance that Noven will successfully complete the development of such products, that Noven will obtain regulatory approval for any such products, that any approved product may be produced in commercial quantities, at reasonable costs, and be successfully marketed, or that Noven will successfully negotiate future licensing arrangements. To the extent that capital requirements exceed available capital, Noven will seek alternative sources of financing to fund its operations. Other than the Master Lease, Noven has no credit facility. Noven is pursuing financing alternatives, which include a revolving credit facility, and expects to complete a financing arrangement in the near future. No assurance can be given that alternative financing will be available, if at all, in a timely manner, on favorable terms. If Noven is unable to obtain satisfactory alternative financing, Noven may be required to delay or reduce its proposed expenditures, including expenditures for research and development, in order to meet its future cash requirements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

         Noven does not believe that it has material exposure to market risk. Noven has no material debt obligations. Noven may, however, obtain financing in the future and no assurance can be given that the terms of future sources of financing will not expose Noven to material market risk.

PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Annual Meeting of Shareholders held on June 6, 2000.

         (i)      Election of Directors

                                               FOR                 AGAINST
                                            ----------             -------
          Sheldon H. Becher                 17,294,876             153,615
          Sidney Braginsky                  17,294,876             153,615
          Rodolfo C. Bryce                  17,294,876             153,615
          John G. Clarkson, M.D.            17,294,876             153,615
          Lawrence J. DuBow                 17,294,876             153,615
          Steven Sablotsky                  17,294,876             153,615
          Robert C. Strauss                 17,294,876             153,615


         (ii) The ratification of the appointment of Deloitte & Touche LLP as Noven's independent certified public accountants for 2000 was approved by an affirmative vote of 17,329,621 shares to a negative vote of 107,590 shares, with 11,280 shares abstaining.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

         27       Financial Data Schedule

(b)      REPORTS ON FORM 8-K

         No reports on Form 8-K were filed by the Registrant during the three months ended June 30, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            NOVEN PHARMACEUTICALS, INC.

Date:      August 11, 2000                  By: /s/ James B. Messiry
           ----------------                     -----------------------------
                                                James B. Messiry
                                                Vice President and
                                                Chief Financial Officer

EXHIBITS
--------

   27       Financial Data Schedule