Form 10-Q
period 2000-09-30
NOVEN PHARMACEUTICALS INC
filed 2000-11-13
CIK 815838

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               Quarterly Report Under Section 13 or 15 (d) of the
                        Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2000

                         Commission file number 0-17254

                           NOVEN PHARMACEUTICALS, INC.



        STATE OF DELAWARE                               59-2767632
 -------------------------------                 ------------------------
 (State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                  Identification Number)

              11960 S.W. 144TH STREET, MIAMI, FL       33186
          ----------------------------------------   ----------
          (Address of principal executive offices)   (Zip Code)


                                 (305) 253-5099
        -----------------------------------------------------------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]   No [ ].

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.


             CLASS                         OUTSTANDING AT OCTOBER 31, 2000
-------------------------------            --------------------------------
Common stock $.0001 par value                    22,117,798

                           NOVEN PHARMACEUTICALS, INC.

                                      INDEX

                                                                                        PAGE NO.
                                                                                        --------
PART I - FINANCIAL INFORMATION

   Item 1 - Financial Statements

              Statements of Operations for the Three and Nine Months Ended
                   September 30, 2000 and 1999                                            3

              Balance Sheets as of September 30, 2000 and December 31, 1999               4

              Statements of Cash Flows for the Nine Months Ended
                        September 30, 2000 and 1999                                       5

              Notes to Financial Statements                                               6

   Item 2 -   Management's Discussion and Analysis of  Financial
                    Condition and Results of Operations                                   9

   Item 3 -   Quantitative and Qualitative Disclosures About Market Risk                 12

PART II - OTHER INFORMATION

   Item 5 -  Other Information                                                           13

   Item 6 -  Exhibits and Reports on Form 8-K                                            13


SIGNATURES                                                                               14


PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           NOVEN PHARMACEUTICALS, INC.

                            Statements of Operations
                    Three and Nine Months Ended September 30,
                    (in thousands, except per share amounts)
                                   (unaudited)



                                                                        THREE MONTHS               NINE MONTHS
                                                                    --------------------      ---------------------
                                                                      2000         1999         2000          1999
                                                                    -------      -------      -------      --------
         Revenues:
                 Product sales                                      $11,016      $ 8,004      $30,807        $22,861
                 License revenue                                        147           56          440            169
                                                                    -------      -------      -------        -------
                 Total revenues                                      11,163        8,060       31,247         23,030

         Expenses:
                 Cost of products sold                                4,928        3,464       13,951         10,069
                 Research and development                             3,307        1,585        8,687          4,727
                 Marketing, general and administrative                1,980        1,800        6,369          5,446
                                                                    -------      -------      -------        -------
                 Total operating costs and expenses                  10,215        6,849       29,007         20,242
                                                                    -------      -------      -------        -------

         Income from operations                                         948        1,211        2,240          2,788

         Equity in earnings of Novogyne                               2,653           --        6,383             --
         Interest income, net                                           306           78          773            193
                                                                    -------      -------      -------        -------

         Income before income taxes                                   3,907        1,289        9,396          2,981

         Provision for income taxes                                     282           50          470             68
                                                                    -------      -------      -------        -------
         Net income                                                 $ 3,625      $ 1,239      $ 8,926        $ 2,913
                                                                    =======      =======      =======        =======

         Basic earnings per share                                   $  0.16      $  0.06      $  0.41        $  0.14
                                                                    =======      =======      =======        =======

         Diluted earnings per share                                 $  0.15       $ 0.06      $  0.39        $  0.13
                                                                    =======      =======      =======        =======

         Weighted average number of common shares outstanding:
               Basic                                                 22,042       21,511       21,841         21,501
                                                                    =======      =======      =======        =======
               Diluted                                               23,586       21,783       23,104         21,673
                                                                    =======      =======      =======        =======



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                           NOVEN PHARMACEUTICALS, INC.

                                 Balance Sheets
                        (in thousands, except share data)

                                                                             SEPTEMBER 30, 2000        DECEMBER 31, 1999
                                                                             ------------------        -----------------
                                                                                (unaudited)
ASSETS
Current Assets:
      Cash and cash equivalents                                                         $ 20,800          $ 15,338
      Accounts receivable (less allowance for doubtful accounts
         of $141 in 2000 and $167 in 1999)                                                 6,757             3,048
      Due from Novogyne                                                                    2,398             3,651
      Inventories                                                                          5,338             3,578
      Prepaid and other current assets                                                       272               415
                                                                                        --------          --------
                                                                                          35,565            26,030

Property, Plant and Equipment, net                                                        15,402            15,329

Other Assets:
      Investment in Novogyne                                                              12,520             8,365
      Net deferred income tax asset                                                        5,000             5,000
      Patent development costs, net                                                        1,890             1,805
      Deposits and other assets                                                              162               359
                                                                                        --------          --------
                                                                                          19,572            15,529
                                                                                        --------          --------
                                                                                        $ 70,539          $ 56,888
                                                                                        ========          ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                                                   $  6,734          $  5,085
     Notes payable - current portion                                                         348               348
     Accrued compensation and related liabilities                                          2,322             2,237
     Other accrued liabilities                                                             1,028             1,193
     Deferred license revenue - current portion                                              586               586
                                                                                        --------          --------
                                                                                          11,018             9,449

Long Term Liabilities:
     Notes payable                                                                           346               604
     Deferred license revenue                                                              7,002             7,442
                                                                                        --------          --------
                                                                                          18,366            17,495

Shareholders' Equity:
     Preferred stock - authorized 100,000 shares of $.01 par
         value; no shares issued or outstanding                                               --                --
     Common stock - authorized 40,000,000 shares,
         par value $.0001 per share; issued and
         outstanding 22,090,324 shares at September 30, 2000
         and 21,546,271 at December 31, 1999                                                   2                 2
     Additional paid-in capital                                                           70,468            66,614
     Accumulated deficit                                                                 (18,297)          (27,223)
                                                                                        --------          --------
                                                                                         52, 173           39,393
                                                                                        --------          --------
                                                                                        $ 70,539          $ 56,888
                                                                                        ========          ========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                           NOVEN PHARMACEUTICALS, INC.

                            Statements of Cash Flows
                         Nine Months Ended September 30,
                                 (in thousands)
                                   (unaudited)

                                                                                  2000             1999
                                                                                --------          -------

Cash flows from operating activities:
           Net income                                                           $  8,926          $ 2,913
Adjustments to reconcile net income to net
    cash provided by operating activities:
           Depreciation and amortization                                             963            1,047
           Amortization of patent costs                                              158              156
           Recognition of deferred license revenue                                  (440)            (169)
           Equity in earnings of Novogyne                                         (6,383)              --
           Increase in accounts receivable                                        (3,709)            (811)
           Decrease in due from Novogyne                                           1,253              991
           Increase in inventories                                                (1,760)            (405)
           Decrease in prepaid and other current assets                              143              147
           Decrease (increase) in deposits and other assets                          197             (300)
           Increase (decrease) in accounts payable                                 1,649           (1,721)
           Increase in accrued compensation and related liabilities                  867            1,096
           (Decrease) increase in other accrued liabilities                         (165)             538
                                                                                --------          -------
                  Cash flows provided by operating activities                      1,699            3,482

Cash flows from investing activities:
          Purchase of fixed assets, net                                           (1,036)            (941)
          Distribution from Novogyne                                               2,228              622
          Payments for patent development costs                                     (243)            (192)
                                                                                --------          -------
                  Cash flows provided by (used in) investing activities              949             (511)

Cash flows from financing activities:
          Issuance of common stock                                                 3,072              121
          Notes payable                                                             (258)             968
                                                                                --------          -------
             Cash flows provided by financing activities                           2,814            1,089
                                                                                --------          -------

Net increase in cash and cash equivalents                                          5,462            4,060

Cash and cash equivalents - beginning of period                                   15,338            5,573
                                                                                --------          -------
Cash and cash equivalents - end of period                                       $ 20,800          $ 9,633
                                                                                ========          =======



Cash payments for interest were $51 in 2000 and $29 in 1999.

Accrued compensation and related liabilities for the years ended December 31, 1999 and 1998 includes bonuses for employees and officers of $782 and $329 that were settled by issuance of 55,000 and 62,000 shares of common stock during the quarters ended March 31, 2000 and 1999, respectively.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                           NOVEN PHARMACEUTICALS, INC.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.     Basis of Presentation:

               In management's opinion, the accompanying unaudited financial statements of Noven Pharmaceuticals, Inc. ("Noven") contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Noven as of September 30, 2000, and the results of its operations for the three and nine months ended September 30, 2000 and 1999. The results of operations and cash flows for the nine months ended September 30, 2000 are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 2000.

               The accompanying financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Pursuant to such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The financial statements should be read in conjunction with the financial statements and the notes to the financial statements included in Noven's Annual Report on Form 10-K for the year ended December 31, 1999.

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

2.     Inventories:

                The following are the major classes of inventories (in thousands):

                               September 30,      December 31,
                                    2000              1999
                               -------------       -----------

         Finished goods          $       27         $      125
         Work in process              1,676                973
         Raw materials                3,635              2,480
                                 ----------         ----------
         Total                   $    5,338         $    3,578
                                 ==========         ==========

3.      Income Taxes:

                Provisions for income taxes for the three and nine months ended September 30, 2000 and 1999 reflect provisions for the alternative minimum tax and state income taxes.

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

                During the nine months ended September 30, 2000 and 1999, Noven recognized $14.3 million and $7.6 million, respectively, of product sales to Novogyne, which included $2.6 million and $1.5 million in royalties, and was reimbursed for $11.4 million and $10.4 million, respectively, of sales and marketing expenses incurred on behalf of Novogyne. As of September 30, 2000 and 1999, Noven had amounts due from Novogyne of $2.4 million and $1.9 million, respectively, representing products sold to and marketing expenses reimbursable by Novogyne.

                During the three months ended September 30, 2000 and 1999, Noven recognized $3.4 million and $2.6 million, respectively, of product sales to Novogyne, which included $0.8 million and $0.5 million in royalties, and was reimbursed for $4.1 million and $3.9 million, respectively, of sales and marketing expenses incurred on behalf of Novogyne.

                The condensed unaudited statements of operations for the three and nine months ended September 30, 2000 and 1999 are as follows (in thousands):


                                                                  THREE MONTHS                    NINE MONTHS
                                                              ----------------------         -----------------------
                                                                2000           1999            2000            1999
                                                              -------         ------         -------         -------
         Revenues                                             $13,534         $9,367         $42,623         $26,031
         Cost of sales                                          2,285          1,927           6,998           5,037
         Selling, general and administrative expenses           5,118          4,860          14,610          13,514
                                                              -------         ------         -------         -------
         Income from operations                                 6,131          2,580          21,015           7,480
         Interest income                                          388            146           1,028             446
                                                              -------         ------         -------         -------
         Net income                                           $ 6,519         $2,726         $22,043         $ 7,926
                                                              =======         ======         =======         =======

                Subject to the approval of Novogyne's management committee, cash may be distributed to Novartis and Noven based upon a contractual formula. In April 2000, Noven received a cash distribution of $2.2 million from Novogyne based upon the results of operations for the year ended December 31, 1999. This amount was recorded as a reduction in the investment in Novogyne in the second quarter of 2000.

5.       Commitments:

                In September 2000, Noven entered into a Severance and Non-Competition Agreement with its Chairman of the Board of Directors. Pursuant to the agreement, the Chairman's employment as an officer of Noven will terminate on June 1, 2001. Noven will pay the Chairman $1.2 million on that date, which will be amortized over the period of the Chairman's three year non-competition agreement.

6.          Subsequent Event:

                In November 2000, Noven entered into an exclusive license agreement with Novartis Pharma AG ("Novartis") pursuant to which Noven granted Novartis the right to market Noven's second generation transdermal estrogen delivery system under the name Estradot(TM) in all countries other than the United States, Canada and Japan. The agreement also grants Novartis marketing rights to any product improvements and future generations of estrogen patches developed by Noven. Noven received an up-front license payment of $20 million upon execution of the agreement and will receive an additional milestone payment upon registration of Estradot(TM) in certain European countries. The up-front payment as well as the milestone payment will be deferred and recognized as license revenue over 10 years beginning in the fourth quarter of 2000. Noven will manufacture Estradot(TM) for Novartis and will receive continuing fees under the agreement based on product volume.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the financial statements, the related notes and management's discussion and analysis of financial condition and results of operations included in Noven's Annual Report on Form 10-K for the year ended December 31, 1999 and the financial statements and related notes included in Item 1 of this Quarterly Report on Form 10-Q. Except for historical information contained herein, the matters discussed below are forward looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve risks and uncertainties, including but not limited to economic, competitive, governmental and technological factors affecting Noven's operations, markets, products, prices, and other factors. These factors, which are discussed elsewhere in this report and in the documents filed by Noven with the Securities and Exchange Commission ("SEC"), may cause Noven's results to differ materially from the forward looking statements made in this report or otherwise made by or on behalf of Noven.

         Noven recognizes revenues from product sales at the time of shipment. Noven accrues royalty revenue, which is included in product sales, based on its best estimates of its licensee's product sales. When no reasonable basis for estimation exists because the information is not in Noven's control, Noven will recognize royalty revenue when actual results are available. Because substantially all of Noven's product sales are to its licensees, Noven's product sales may fluctuate from quarter to quarter depending on various factors not in Noven's control, including but not limited to the marketing efforts of each licensee, inventory requirements of each licensee, the product pricing of each licensee and the timing of certain royalty reconciliations and payments under Noven's license agreements. Royalty reconciliations and payments under the license agreements are generally made once or twice per year for product sales made in the prior period.

         Noven shares in the earnings of Novogyne according to an established formula after satisfaction of an annual preferred return of $6.1 million to Novartis. In the first quarter of 2000, Novartis' preferred return was satisfied for all of 2000. Noven reports its share of Novogyne's earnings as "Equity in earnings of Novogyne" on its Statements of Operations.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

          Total revenues for the nine months ended September 30, 2000 were $31.2 million, an increase of $8.2 million, or 36%, over the same period in the prior year. The increase was attributable to increased sales of Estalis(R), Vivelle-Dot(TM) and Vivelle(R), partially offset by lower sales of CombiPatch(TM).

          Gross profit (product sales less cost of products sold) for the nine months ended September 30, 2000 was $16.9 million (55% of product sales), compared to $12.8 million (56% of product sales) for the same period in the prior year. The decrease in gross margin resulted primarily from the elimination of 49% of Noven's profit on product sold to Novogyne that remained in Novogyne's inventory at September 30, 2000. This profit will be recognized by Noven at the time such inventory is sold by Novogyne. Novogyne increased its inventory in anticipation of an increase in product demand.

         Research and development expenses increased approximately $4.0 million, or 84%, for the nine months ended September 30, 2000 compared to the same period in the prior year, primarily resulting from increased clinical study expenses. Noven expects to increase research and development spending in the fourth quarter of 2000 by a little more than 50% over the $3.3 million that was invested in the third quarter of 2000. A major component of this amount relates to the trials for Noven's methylphenidate transdermal delivery system. The future level of research and development expenditure will depend on, among other things, the status of products under development and the outcome of clinical trials, strategic decisions by management, the consummation of new license agreements and Noven's liquidity.

         Marketing, general and administrative expenses increased approximately $0.9 million, or 17%, for the nine months ended September 30, 2000 compared to the same period in the prior year. This increase primarily resulted from an increase in personnel and associated office expenses.

         For the nine months ended September 30, 2000, Noven reported Equity in earnings of Novogyne of $6.4 million; Noven reported no such equity in earnings for the same period in the prior year. In the first nine months of 2000, Novogyne had revenues of $42.6 million, an increase of 64% over the same period in the prior year. All of this increase was associated with increased sales of Vivelle-Dot(TM), which was launched in the second quarter of 1999. In the first nine months of 2000, Novogyne had net income of $22.0 million, a 178% increase over the same period in the prior year.

         Provision for income taxes for the nine months ended September 30, 2000 reflected a provision for the alternative minimum tax and state income taxes. Noven will continue to evaluate the appropriateness of recording an additional tax benefit which, if recorded, would result in an increase in the Net Deferred Income Tax Asset.

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

          Total revenues for the three months ended September 30, 2000 were $11.2 million, an increase of $3.1 million, or 38%, over the same period in the prior year. The increase was primarily attributable to increased sales of Estalis(R), Vivelle-Dot(TM) and Vivelle(R), partially offset by lower sales of CombiPatch(TM).

          Gross profit (product sales less cost of products sold) for the three months ended September 30, 2000 was $6.1 million (55% of product sales) compared to $4.5 million (57% of product sales) for the same period in the prior year. The decrease in gross margin resulted primarily from the elimination of 49% of Noven's profit on product sold to Novogyne that remained in Novogyne's inventory at September 30, 2000.

         Research and development expenses increased approximately $1.7 million, or 109%, for the three months ended September 30, 2000 compared to the same period in the prior year, primarily resulting from clinical study expenses associated with Noven's methylphenidate transdermal delivery system.

         Marketing, general and administrative expenses increased approximately $0.2 million, or 10%, for the three months ended September 30, 2000 compared to the same period in the prior year. This increase primarily resulted from an increase in personnel and associated office expenses.

         For the three months ended September 30, 2000, Noven reported Equity in earnings of Novogyne of $2.7 million; Noven reported no such equity in earnings for the same period in the prior year. For the three months ended September 30, 2000, Novogyne had revenues of $13.5 million, an increase of 44% over the same period in the prior year. All of this increase was associated with increased sales of Vivelle-Dot(TM), which was launched in the second quarter of 1999. For the three months ended September 30, 2000, Novogyne had net income of $6.5 million, an increase of 139% over the same period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

          As of September 30, 2000 and December 31, 1999, Noven had $20.8 million and $15.3 million, respectively, in cash and cash equivalents. Working capital increased by $7.9 million from $16.6 million at December 31, 1999 to $24.5 million at September 30, 2000.

         Net cash of approximately $1.7 million was provided by operating activities during the first nine months of 2000, compared to approximately $3.5 million provided by operating activities during the same period in the prior year. Equity in earnings of Novogyne, a non-cash item, constituted $6.4 million of Noven's $8.9 million net income in the 2000 period. Changes in working capital accounted for most of the remaining fluctuations.

         Net cash of approximately $.9 million was provided by investing activities during the first nine months of 2000, compared to approximately $.5 million used in investing activities during the same period of the prior year. Distributions from Novogyne increased $1.6 million from 1999 to 2000. This increase was partially offset by higher purchases of fixed assets and higher payments for patent development costs.

          Net cash of approximately $2.8 million was provided by financing activities during the first nine months of 2000, compared to approximately $1.1 million provided by financing activities during the same period of the prior year. Cash received from the issuance of common stock in connection with the exercise of stock options increased $2.9 million from 1999 to 2000. This increase was partially offset by a net $1.2 million cash outflow related to notes payable over the same period.

         Noven's principal sources of short term liquidity are existing cash, cash generated from product sales, fees and royalties under license agreements and distributions from Novogyne. In April 2000, Noven received a cash distribution of $2.2 million from Novogyne based upon the results of operations for the year ended December 31, 1999. In November 2000, Noven entered into an exclusive license agreement with Novartis Pharma AG pursuant to which Noven received an up-front license payment of $20 million and will receive an additional milestone payment upon registration of the licensed product in certain European countries. Noven expects to invest up to $5 million in plant and equipment over the next year in order to increase production capacity. Pursuant to a Severance and Non-Competition Agreement entered into with Noven's Chairman of the Board of Directors, Noven is required to pay its Chairman $1.2 million in June 2001 in consideration for, among other things, a three year non-competition agreement. Cash requirements for clinical studies for products under development, including Noven's methylphenidate transdermal delivery system, as well as federal and state income taxes are also expected to increase. Noven believes that it will have sufficient cash to meet its operating needs and anticipated capital requirements over the short term.

         For the long term, Noven intends to utilize funds derived from these sources, as well as funds generated through sales of products under development.

Noven expects that such funds will be comprised of payments received pursuant to future licensing arrangements, as well as Noven's direct sales of its own products. Noven expects that its cash requirements will continue to increase, primarily as a result of expected increases in expenditures associated with clinical studies for products under development and for plant and equipment to expand production capacity. There can be no assurance that Noven will successfully complete the development of such products, that Noven will obtain regulatory approval for any such products, that any approved product may be produced in commercial quantities, at reasonable costs, and be successfully marketed, or that Noven will successfully negotiate future licensing arrangements. To the extent that capital requirements exceed available capital, Noven will seek alternative sources of financing to fund its operations. Other than a master lease facility, Noven has no credit facility. Noven is pursuing financing alternatives, which include a revolving credit facility, and expects to complete a financing arrangement in the near future. Noven could also seek to issue debt or equity securities to finance long-term cash requirements. No assurance can be given that alternative financing will be available, if at all, in a timely manner, or on favorable terms. If Noven is unable to obtain satisfactory alternative financing, Noven may be required to delay or reduce its proposed expenditures, including expenditures for research and development and plant and equipment, in order to meet its future cash requirements.

ITEM  3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         Noven does not believe that it has material exposure to market risk. Noven has no material debt obligations. Noven may, however, obtain financing in the future and no assurance can be given that the terms of future sources of financing will not expose Noven to material market risk.

PART II.  OTHER INFORMATION

ITEM  5.  OTHER INFORMATION

         In September 2000, Noven entered into a Severance and Non-Competition Agreement with its Chairman of the Board of Directors. Pursuant to the agreement, the Chairman's employment as an officer of Noven will terminate on June 1, 2001. Noven will pay the Chairman $1.2 million on that date, which will be amortized over the period of the Chairman's three year non-competition agreement.

         In November 2000, Noven entered into an exclusive license agreement with Novartis Pharma AG ("Novartis") pursuant to which Noven granted Novartis the right to market Noven's second generation transdermal estrogen delivery system under the name Estradot(TM) in all countries other than the United States, Canada and Japan. The agreement also grants Novartis marketing rights to any product improvements and future generations of estrogen patches developed by Noven. Noven received an up-front license payment of $20 million upon execution of the agreement and will receive an additional milestone payment upon registration of Estradot(TM) in certain European countries. The up-front payment as well as the milestone payment will be deferred and recognized as license revenue over 10 years beginning in the fourth quarter of 2000. Noven will manufacture Estradot(TM) for Novartis and will receive continuing fees under the agreement based on product volume.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)       EXHIBITS

          10.1 Severance and Non-Competition Agreement, dated as of September 21, 2000, between Steven Sablotsky and Noven Pharmaceuticals, Inc.

          10.2 License Agreement, dated as of November 3, 2000, between Novartis Pharma AG and Noven Pharmaceuticals, Inc. (with certain provisions omitted pursuant to rule 24 b-2). *


          27      Financial Data Schedule

(b)       REPORTS ON FORM 8-K

           No reports on Form 8-K were filed by the Registrant during the three months ended September 30, 2000.

----------------------------------
* Noven agrees to furnish a copy of the exhibits and schedules to this agreement to the Securities and Exchange Commission upon request.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           NOVEN PHARMACEUTICALS, INC.





Date: NOVEMBER 13, 2000                         By:   /s/ JAMES B. MESSIRY
                                                      -------------------------
                                                        James B. Messiry
                                                        Vice President and
                                                        Chief Financial Officer

EXHIBITS
--------

10.1 Severance and Non-Competition Agreement, dated as of September 21, 2000, between Steven Sablotsky and Noven Pharmaceuticals, Inc.

10.2 License Agreement, dated as of November 3, 2000, between Novartis Pharma AG and Noven Pharmaceuticals, Inc. (with certain provisions omitted pursuant to rule 24 b-2). *

27       Financial Data Schedule