Form 10-K405
period 2000-12-31
NOVEN PHARMACEUTICALS INC
filed 2001-03-27
CIK 815838

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000      COMMISSION FILE NUMBER 1-09623

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of March 1, 2001, there were 22,232,176 shares of Common Stock outstanding.

         The aggregate market value of the voting stock held by non-affiliates of the registrant on March 1, 2001, was approximately $611 million.

                      DOCUMENTS INCORPORATED BY REFERENCE:

  Part III: Portions of registrant's Proxy Statement for its 2001 Annual Meeting of Shareholders.

                           NOVEN PHARMACEUTICALS, INC.

                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2000

                                TABLE OF CONTENTS


                                                                                                               PAGE
                                                                                                               ----
                                     PART I

Item 1.         Business................................................................................        3
Item 2.         Properties..............................................................................       19
Item 3.         Legal Proceedings.......................................................................       19
Item 4.         Submission of Matters to a Vote of Security Holders.....................................       19


                                     PART II

Item 5.         Market for Registrant's Common Equity and Related Stockholder Matters...................       21
Item 6.         Selected Financial Data.................................................................       22
Item 7.         Management's Discussion and Analysis of Financial Condition and
                  Results of Operations.................................................................       23
Item 7A.        Quantitative and Qualitative Disclosures About Market Risk..............................       32
Item 8.         Financial Statements and Supplementary Data.............................................       32
Item 9.         Changes in and Disagreements with Accountants on Accounting and
                  Financial Disclosure..................................................................       32


                                    PART III

Item 10.        Directors and Executive Officers of the Registrant......................................       33
Item 11.        Executive Compensation..................................................................       33
Item 12.        Security Ownership of Certain Beneficial Owners and Management..........................       33
Item 13.        Certain Relationships and Related Transactions..........................................       33


                                     PART IV

Item 14.        Exhibits, Financial Statement Schedules and Reports on Form 8-K.........................       33


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

          Noven's principal commercialized products are transdermal drug delivery systems for use in hormone replacement therapy. Noven's first product was an estrogen patch for the treatment of menopausal symptoms marketed under the brand name Vivelle(R) in the United States and Canada and under the brand name Menorest(R) in Europe and certain other markets. In May 1999, Noven's second generation estrogen patch, the smallest transdermal estrogen patch ever approved by the United States Food and Drug Administration ("FDA"), was launched in the United States under the brand name Vivelle-Dot(TM). Noven also developed a combination estrogen/progestin transdermal patch for the treatment of menopausal symptoms, which is marketed under the brand name CombiPatch(TM) in the United States and under the brand name Estalis(R) in Europe and certain other markets. See "Transdermal Drug Delivery - Products" below for a more complete description of Noven's transdermal products and their marketing status.

          Noven has an active research and development program featuring a broad range of products and therapeutic categories. Three of its development projects are currently in the clinical trial stage. Noven has completed Phase III clinical trials for MethyPatch(R), its once-daily transdermal methylphenidate delivery system for the treatment of Attention Deficit Hyperactivity Disorder ("ADHD"), and expects to file a New Drug Application with the FDA in mid-2001. Noven believes that this product will address several serious issues associated with existing therapies and, if approved, will compete in the almost $1 billion market for drugs that treat ADHD. No assurance can be given that this product will be approved by the FDA or that, if approved, it will be successfully marketed. See "Research and Development" below for a more complete description of Noven's product development program, and see "Transdermal Drug Delivery - Products" below for a more complete description of Noven's methylphenidate product.

NOVOGYNE PHARMACEUTICALS

          In May 1998, Noven and Novartis Pharmaceuticals Corporation ("Novartis") formed a joint venture limited liability company called Vivelle Ventures LLC to market and sell women's prescription healthcare products, with the initial focus on marketing Vivelle(R) in the United States and Canada. The joint venture does business under the name Novogyne Pharmaceuticals ("Novogyne"). Novogyne also markets Vivelle-Dot(TM) and co-promotes Novartis' Miacalcin(R) Nasal Spray, a product used to treat osteoporosis. Noven expects that Novogyne's product line will be expanded in the future, although no assurance can be given that Novogyne will add additional products or that such products will be successfully marketed.

          Novogyne is managed by a committee of five members, three of which are appointed by Novartis and two of which are appointed by Noven. Pursuant to the joint venture operating agreement, certain significant actions require a supermajority vote of the committee members. The President of Novogyne is Robert C. Strauss, who also serves as President, Chief Executive Officer and Co-Chairman of Noven.

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

          Novogyne's management committee has the authority to distribute cash to Novartis and Noven based upon a contractual formula. The joint venture agreements provide for an annual preferred return of $6.1 million to Novartis and then an allocation of income between Novartis and Noven depending upon sales levels attained. Noven's share of income increases as product sales increase, subject to a maximum of 49%.

          Either party may dissolve the joint venture following the third anniversary of the formation of the joint venture (May 2001) in the event that Novogyne does not achieve certain financial results. Noven expects that the applicable financial targets will be achieved, although no assurance can be given that unexpected events will not affect Novogyne's financial performance. Dissolution may also result from a change in control of Noven if the acquirer is a top ten pharmaceutical company (as measured by annual dollar sales). Upon dissolution, Novartis would reacquire the rights to market Vivelle(R) and Vivelle-Dot(TM), subject to the terms of Novartis' prior arrangement with Noven, and Novogyne's other assets would be liquidated and distributed to the parties in accordance with their capital account balances as determined pursuant to the operating agreement. The joint venture operating agreement also has a buy/sell provision which allows either party to compel either the purchase of the other party's interest in Novogyne or the sale of its own interest at a price set by the party triggering the buy/sell provision. Novartis is a larger company with greater financial resources than Noven, and therefore may be in a better position to be the purchaser if the provision is triggered.

STRATEGY

          Noven's strategy for continued growth and profitability is to utilize its proprietary transdermal drug delivery technology to establish a leadership position in this field, and to develop and market products utilizing its proprietary transmucosal drug delivery technology. In pursuing this strategy, Noven intends to focus on developing products for the following therapeutic areas: hormone replacement therapy, central nervous system conditions, cardiovascular disease and pain management. On a long-term basis, Noven will seek to (i) expand its technology base and develop other drug delivery technologies, (ii) capitalize on the opportunity presented by its collaboration with Novartis through Novogyne by licensing certain of Noven's women's health products to Novogyne and by expanding Novogyne's product range beyond transdermal products, (iii) form new strategic alliances with other pharmaceutical companies and (iv) establish its own sales force to market certain of its independently developed products, including MethyPatch(R). No assurance can be given that Noven will successfully implement all or part of its long-term strategy.

HRT MARKET OVERVIEW

         There are more than 40 million post-menopausal women in the United States, and this group is expected to grow by 50% by 2020. Noven estimates that worldwide sales of all hormone replacement products, including those delivered transdermally, are over $3.0 billion annually and that worldwide transdermal hormone replacement product sales are over $500 million annually. With the aging of the population worldwide, conditions and diseases such as menopause, osteoporosis and heart disease, which may benefit from hormone replacement therapy, are expected to become significantly more prevalent.

         Menopause begins when the ovaries cease to produce estrogen, or when both ovaries are removed surgically prior to natural menopause. The most common acute physical symptoms of natural or surgical menopause are hot flashes and night sweats, which can occur in up to 85% of menopausal women. Another common problem is vaginal dryness. This condition, which affects an estimated 25% of women, usually begins within five years after menopause. Moderate-to-severe menopausal symptoms can be treated by replacing the estrogen that the body can no longer produce. Estrogen replacement therapy relieves hot flashes and night sweats effectively, and prevents drying and shrinking of the reproductive system.

         Another condition related to the inability to produce estrogen is osteoporosis, a progressive deterioration of the skeletal system through the loss of bone mass. The loss of estrogen in menopause causes increased skeletal resorption and decreased bone formation. Osteoporosis currently affects over 20 million women and contributes to approximately 1.5 million fractures annually in the United States. Morbidity and suffering associated with these fractures are substantial. Estrogen replacement prevents the loss of bone mass and reduces the incidence of vertebral and hip fractures in older women. Numerous medical studies and the National Institutes of Health recommend a combination of estrogen replacement therapy, exercise and Vitamin D as the most effective method of preventing osteoporosis in post-menopausal women.

         Various reported studies have suggested that estrogen replacement therapy may reduce the risk of colon cancer and cardiovascular disease, and may prevent or treat osteoarthritis, Alzheimer's disease, strokes, and tooth loss in menopausal women, but the efficacy of estrogen replacement therapy for the prevention or treatment of these conditions has not been conclusively demonstrated. Other reported studies suggest that prolonged use of estrogen or combination estrogen/progestin hormone replacement therapy may increase the risk of endometrial or breast cancer and/or may present other health risks.

TRANSDERMAL DRUG DELIVERY

DESCRIPTION

         Transdermal drug delivery systems utilize an adhesive patch containing medication which is administered through the skin and into the bloodstream over an extended period of time. Transdermal drug delivery systems may offer significant advantages over conventional oral and parenteral dosage forms, including non-invasive administration, controlled delivery, improved patient compliance, reduced abuse potential, and avoidance of certain problems and adverse side-effects.

         Noven believes that its technology enables it to develop patient-friendly transdermal systems that improve a patient's quality of life by reducing skin irritation sometimes associated with transdermal drug delivery systems, improving adhesion and minimizing patch size. Noven's patented, proprietary transdermal drug delivery systems incorporate a thin, solid state, multi-laminate construction with a drug-bearing interpolymeric adhesive. Noven's transdermal drug delivery systems are capable of being modified to deliver a wide variety of chemical entities. By utilizing a unique, patented blend of polymeric components which effectively modulate the solubility of the drug compound in the adhesive, Noven has achieved the delivery of lipophilic and hydrophilic drugs while minimizing the amount of drug needed in the adhesive. By reducing the dependence of these transdermal systems on chemical means of enhancement, skin irritation is significantly reduced. As a result of these developments, larger molecules, previously believed to be unsuitable for transdermal delivery, can be administered at efficacious doses with minimal irritation. In addition, patches incorporating Noven's technology generally have a greater drug depletion rate than competitive patches. As a result, Noven's products can often deliver more drug through a smaller patch area than its competitors' products. This permits Noven to reduce patch size, which can have a beneficial effect on patient preference and provide an advantage over competitive patches that deliver similar compounds through a larger patch. This may also permit Noven to develop patient-friendly patches in cases where, due to the nature of the compound, competitors' products could not deliver a proper dose without making the patch objectionably large.

PRODUCTS

FIRST GENERATION TRANSDERMAL ESTROGEN DELIVERY SYSTEM

         Noven's first generation transdermal estrogen delivery system (marketed as Vivelle(R), Menorest(R), and Femiest(R)) is available by prescription and utilizes Noven's advanced transdermal matrix technology. This product delivers 17-beta estradiol, the primary estrogen produced by the ovaries, through a patch that is applied twice weekly. This product offers five dosage strengths, thereby allowing physicians to maintain patients on the appropriate dose of estrogen.

         This product has been approved for marketing by the FDA, as well as by regulatory authorities in 46 foreign countries, for the treatment of menopausal symptoms. This product has also been approved for marketing in the United States and 40 foreign countries for the prevention of osteoporosis. Marketing rights to this product are held by Novogyne in the United States, Aventis in Japan and by Novartis AG in all other territories. Marketing rights outside of the United States and Canada were held exclusively by Aventis until October 1999, when Novartis AG sublicensed Aventis' rights to market the product in all of Aventis' exclusive markets other than Japan. Novartis AG is selling this product under the brand name Menorest(R) in over 20 foreign countries, including France, Germany and the United Kingdom. Novogyne markets this product in the United States under the brand name Vivelle(R), Novartis AG's Canadian affiliate markets this product under the brand name Vivelle(R) in Canada, and Aventis markets this product under the brand name Femiest(R) in Japan.

         Pursuant to license and supply agreements with Aventis, Novartis AG and Novogyne, Noven manufactures Vivelle(R), Menorest(R) and Femiest(R) for these parties and receives fees based on their sales of the products. The supply agreements for Menorest(R) and Femiest(R) are long-term agreements and the supply agreement for Vivelle(R) expires in January 2003.

SECOND GENERATION TRANSDERMAL ESTROGEN DELIVERY SYSTEM

         Noven's continued efforts to improve its matrix patch technology have resulted in the successful development of a second generation transdermal estrogen replacement system called Vivelle-Dot(TM). This second generation system, utilizing Noven's proprietary Dot Matrix(TM) technology, is only one-third the area of a Vivelle(R) or Menorest(R) system at any given dosage level, yet provides the same delivery of drug over the same period. This system is even more flexible and comfortable to wear than the first generation product, with a lower potential for skin irritation. This product is bioequivalent to Noven's first generation product and is available in four dosage strengths. Applications are pending with FDA to add a fifth dosage strength and to add a claim for the treatment of osteoporosis.

         In January 1999, Noven received FDA approval to market Vivelle-Dot(TM) for the treatment of the symptoms of menopause, and, in May 1999, Novogyne launched Vivelle-Dot(TM) in the United States. Aventis has marketing rights for Vivelle-Dot(TM) in Japan. In November 2000, Noven entered into an exclusive license agreement with Novartis AG pursuant to which Noven granted Novartis AG the right to market Vivelle-Dot(TM) under the name Estradot(TM) in all countries other than the United States, Canada and Japan. The agreement also grants Novartis AG marketing rights in the same territories to any product improvements and future generations of estrogen patches developed by Noven. Noven received an up-front license payment of $20 million upon execution of the agreement and will receive an additional milestone payment upon registration of Estradot(TM) in certain European countries. For accounting purposes, the up-front payment has been deferred and is being recognized as license revenue over 10 years beginning in the fourth quarter of 2000, and the milestone payment will be similarly treated if and when it is received. In March 2001, Estradot(TM) was approved for marketing in the Netherlands. There can be no assurance that Novartis AG will be successful in effecting the additional registrations of Estradot(TM) or that Noven will receive the milestone payment.

         Pursuant to license and supply agreements with Novartis AG and Novogyne, Noven manufactures the product for these parties and receives fees based on their sales of the product. The supply agreement for Estradot(TM) is a long-term agreement and the supply agreement for Vivelle-Dot(TM) expires in January 2003.

TRANSDERMAL COMBINATION ESTROGEN/PROGESTIN DELIVERY SYSTEM

         Another of Noven's major developments in HRT was the first combination transdermal therapy system approved for marketing by the FDA, a combination patch containing 17-beta estradiol and a progestin, norethindrone acetate. Benefits of estrogen replacement therapy include menopausal symptom control, osteoporosis prevention and cardiovascular protection. For women who have an intact uterus (non-hysterectomized), estrogen replacement therapy has been associated with an increased risk of endometrial cancer. To address this situation, a combination therapy of estrogen and progestin is prescribed. Using both products together has been shown to reduce the risk of endometrial cancer while continuing to produce the benefits of estrogen replacement therapy. Further, studies have shown that continuous use of both estrogen and low dose progestin may be effective for many women in eliminating the monthly menstrual cycle or irregular bleeding.

         In 1998, Aventis, Noven's then exclusive worldwide licensee for this product, received approval from the FDA, as well as regulatory authorities in 13 foreign countries, for the treatment of menopausal symptoms. Aventis markets the product under the brand name CombiPatch(TM) in the United States, where it is the only available combination HRT patch. Pursuant to the October 1999 sublicense by Aventis to Novartis AG described above, Novartis AG also acquired the right to market this product outside of the United States and Japan and is marketing this product under the brand name Estalis(R) in a number of foreign countries. Noven expects that Novartis AG will launch Estalis(R) in additional countries over the next several years, although no assurance can be given that Novartis AG will launch and successfully market Estalis(R) in any given country.

         Pursuant to license and long-term supply agreements with Aventis and Novartis AG, Noven manufactures the combination product for these parties and receives fees based on their sales of the product.

TRANSDERMAL METHYLPHENIDATE DELIVERY SYSTEM

         Noven has developed a once-daily transdermal methylphenidate patch for the treatment of ADHD. ADHD is the most commonly diagnosed and the most widely studied behavioral disorder in children in the United States. ADHD is characterized by developmentally inappropriate levels of attention, concentration, activity, distractibility and impulsivity symptoms. The disorder typically causes functional impairment that can limit success and create hardship in school, at work, and in social and familial relationships. As children age, the symptoms can lead to serious conduct disorders, criminal behavior, substance abuse and accidental injuries.

         While prevalence rates can vary dramatically from study to study, it is widely reported that ADHD affects about 3 to 5 percent of school-aged children in the United States, or about 2 million children nationwide. Prevalence rates vary among studies because of differences in diagnostic criteria. Stimulant therapies, including methylphenidate, are the most prescribed drug type for the treatment of ADHD. ADHD symptoms often persist into adolescence and adulthood. Some studies have reported that ADHD will persist into adulthood in up to 60 percent of individuals. Industry analysts have valued the ADHD market at almost $1 billion, with as many as 1.5 million children receiving pharmacological treatment for ADHD.

         Presently, all ADHD medications approved in the United States are delivered orally, and the majority of patients require more than one dose per day. Noven expects that its small patch, worn under clothing, would eliminate the stigma that many children suffer when receiving oral methylphenidate during the school day, and would substantially reduce the drug diversion and abuse issues that affect most pill formulations. Noven also believes that its product will provide physicians with broad dosing flexibility, because dosing can be discontinued by simply removing the patch. Noven completed Phase III clinical studies for this product in the first quarter of 2001 and expects to file a New Drug Application with the FDA in mid-2001.

         The market for ADHD drugs is highly competitive, with a product mix that includes generic methylphenidate, other stimulant medications and a variety of other drug types. There is at least one other once-daily ADHD medication on the market, and other products which may have improved safety and efficacy profiles are also in development. There can be no assurance that Noven's product will receive FDA approval, that the product will be successfully commercialized or that it will compete effectively against extended release oral formulations of methylphenidate and/or other ADHD medications. Some of the companies marketing competitive products are substantially larger and have greater financial resources than Noven, as well as greater experience commercializing pharmaceutical products.

DEPENDENCE ON LICENSEES AND JOINT VENTURE

         During 2000, 36%, 44% and 18% of Noven's revenues were generated from sales to, and fees and royalties received from, Novartis AG, Novogyne and Aventis, respectively. Noven expects to be dependent on sales to Novartis AG, Novogyne and Aventis, as well as fees and royalties generated from such parties' sales of its transdermal delivery systems, for a significant portion of its expected revenues for the next several years, and no assurance can be given regarding the amount and timing of such revenues. Failure of any of these parties to successfully market Noven's products would cause the quantity of products purchased from Noven and the amount of fees and royalties ultimately paid to Noven to be reduced and would therefore have a material adverse effect on Noven's business and results of operations. Noven expects to be able to exert influence on the marketing of Vivelle(R) and Vivelle-Dot(TM) in the United States through its participation in the management of Novogyne, but the management committee of

Novogyne is comprised of a majority of Novartis representatives. With respect to Aventis' and Novartis AG's marketing efforts, Noven's agreements with these parties impose certain obligations on them, but there can be no assurance that such agreements will provide Noven with any meaningful level of protection or cause these parties to perform at a level that Noven deems satisfactory.

         In addition to Noven's dependence on sales by licensees, Noven expects that a significant amount of its earnings for at least the next several years will be generated through its interest in Novogyne, and no assurance can be given regarding Novogyne's future profitability. Novogyne's sales force is significantly smaller than the sales forces promoting several competitive products, including the market leading product, and there can be no assurance that Novogyne's sales force will be successful. Failure of Novogyne to successfully market Vivelle(R) and Vivelle-Dot(TM) would have a material adverse effect on Noven's business and results of operations. See "Competition" below for a more complete description of the competitive factors affecting Noven and its business.

TRANSMUCOSAL DRUG DELIVERY

DESCRIPTION

         Large, complex, bioengineered molecules such as peptides, proteins and carbohydrates typically require an injectable route of delivery. When taken orally (as capsules or tablets) they are broken down and largely inactivated in the stomach and intestines. The transdermal route is also unsuitable for these molecules because they are often too large to pass through the skin intact. Transmucosal drug delivery utilizing Noven's transmucosal patch technology may offer a viable alternative. The lining of the mouth is thin and highly vascular, and drugs can pass rapidly across the mucosa and into the bloodstream without being subjected to breakdown in the gastrointestinal tract. Noven's oral patch technology provides the opportunity to focus and maintain a high concentration of drug against the mucosa to maximize absorption. Noven's transmucosal drug delivery system utilizes a bio-adhesive patch containing medication which adheres to the buccal mucosa. The system then administers the drug across the mucosa and into the bloodstream. Transmucosal drug delivery also has many of the advantages associated with transdermal drug delivery, including non-invasive administration and controlled delivery.

         There are many other companies active in the development of transmucosal delivery systems. Challenges faced by Noven and these companies in developing marketable transmucosal systems include designing a stable transmucosal platform that will deliver drug at a predictable rate, creating an adhesive system that will adhere in a wet environment, designing a product that a patient will find comfortable to wear, and identifying suitable compounds for incorporation into the system.

PRODUCTS

DENTIPATCH(R)  - TRANSMUCOSAL LIDOCAINE DELIVERY SYSTEM

         Noven's first transmucosal delivery system, the DentiPatch(R) system, is a patented, proprietary technology consisting of a thin, solid state multi-laminate construction with a drug-bearing bio-adhesive that delivers lidocaine through the buccal mucosa over time. DentiPatch(R) was approved for marketing by the FDA in May 1996 and by the United Kingdom Medicines Control Agency in December 1998 and is the first FDA-approved, and still the only commercially available, oral transmucosal patch. Noven launched the product nationwide in April 1997. The product is indicated for the prevention of pain from oral injections and soft tissue dental procedures. It is the first topical anesthetic clinically proven to prevent pain when large needles are inserted to the bone. Noven is currently marketing the DentiPatch(R) system in the United States through its own marketing and sales department.

RESEARCH AND DEVELOPMENT

         For the years ended December 31, 2000, 1999 and 1998, Noven spent $13.6 million, $7.2 million and $6.8 million, respectively, for company-sponsored research and development activities. From time to time, Noven may supplement its research and development efforts by entering into research and development agreements, joint ventures and other collaborative arrangements with other companies to defray the cost of product development. In allocating research and development dollars and resources, Noven may devote greater resources to the development of products that Noven believes it can market and sell without a business partner. Noven's research and development philosophy is to identify drugs that can be delivered either transdermally or transmucosally, which can be developed rapidly and which have substantial market potential. Noven also seeks therapies that can be improved by using Noven's innovative technologies. The majority of drugs that Noven will focus on are established agents currently being delivered to patients other than transdermally or transmucosally.

         Noven's research and development expense may vary significantly from quarter to quarter depending on product development cycles and the timing of clinical studies. Noven intends to focus on long-term growth prospects, and therefore may incur higher than expected research and development expenses in a given period rather than delay clinical activities. These variations in research and development spending may not be accurately anticipated and may have a material effect on Noven's results of operations.

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



PRODUCT                         INDICATION                   REGULATORY STATUS            MARKETING RIGHTS
-------                         ----------                   -----------------            ----------------
TRANSDERMAL HRT

Estrogen                        Menopausal Symptoms          FDA-approved;                Novogyne--U.S.
Vivelle(R)/Menorest(R)/                                      Approved in 46 foreign       Aventis--Japan
Femiest(R)                                                   countries                    Novartis AG--all other
                                                                                          territories

                                Osteoporosis                 FDA-approved;
                                                             Approved in 40 foreign
                                                             countries

Second Generation Estrogen      Menopausal Symptoms          FDA-approved;                Novogyne--U.S.
Vivelle-Dot(TM)/                                             Approved in Netherlands;     Aventis--Japan
Estradot(TM)                                                 Applications pending in      Novartis AG--all other
                                                             other countries              territories

                                Osteoporosis                 Application filed and
                                                             pending in the U.S.;
                                                             Approved in Netherlands;
                                                             Applications pending in
                                                             other countries

Third Generation Estrogen       Menopausal Symptoms/         Pre-clinical development     Novogyne--U.S. and Canada
                                Osteoporosis                                              Aventis--Japan
                                                                                          Novartis AG--all other
                                                                                          territories

Combination Estrogen/Progestin  Menopausal Symptoms          FDA-approved;                Aventis--U.S. and Japan
CombiPatch(TM)/Estalis(R)                                    Approved in 26 foreign       Novartis AG--all other
                                                             countries                    territories

Second Generation Combination   Menopausal Symptoms/         Pre-clinical development     Aventis--Worldwide
Estrogen/Progestin              Osteoporosis

Methyltestosterone              Female Libido                Phase II                     Noven


TRANSMUCOSAL

Lidocaine/DentiPatch(R)         Dental Pain Control          FDA-approved;                Noven
                                                             Approved in U.K.




PRODUCT                         INDICATION                   REGULATORY STATUS            MARKETING RIGHTS
-------                         ----------                   -----------------            ----------------

OTHER TRANSDERMALS

Methylphenidate/                Attention Deficit            Phase III clinical trials    Noven
MethyPatch(R)                   Hyperactivity Disorder       completed; NDA preparation
                                                             in process

Ketoprofen                      Pain Relief                  Phase II                     Noven



MANUFACTURING

         Noven conducts its manufacturing operations in a facility comprised of two approximately 40,000 square foot buildings located on approximately 10 acres in Miami-Dade County, Florida. This facility has been inspected by the FDA and by the Medicines Control Agency of the United Kingdom and found to be in compliance with applicable regulatory requirements. This facility has been certified by the Drug Enforcement Administration to manufacture products containing controlled substances in anticipation of the launch of MethyPatch(R). This facility is currently producing Menorest(R), Vivelle(R), Femiest(R), Vivelle-Dot(TM), CombiPatch(TM), Estalis(R) and DentiPatch(R) for commercial sale. With this facility, Noven's manufacturing capability is approximately 400 million patches per year. There is sufficient room for further development of facilities at this site that would significantly increase Noven's manufacturing capacity to accommodate additional products under development. Noven anticipates that full development of this site, including possible new construction on the property, can accommodate Noven's space requirements for the foreseeable future. No assurance can be given that Noven will have the financial resources necessary to adequately expand its manufacturing capacity if and when the need arises.

         Noven has the capacity to design, develop, build and maintain its production equipment, including fabrication of replacement parts where appropriate. Additionally, Noven's engineering expertise provides valuable support to its research and development groups by rapidly fabricating or modifying equipment essential in the product development program.

         Raw materials essential to Noven's business are generally readily available from multiple sources. Certain raw materials and components used in the manufacture of Noven's products are, however, available from limited sources, and in some cases, a single source. Any curtailment in the availability of such raw materials could be accompanied by production or other delays, and, in the case of products for which only one raw material supplier exists, could result in a material loss of sales, with consequent adverse effects on Noven's business and results of operations. In addition, because raw material sources for pharmaceutical products must generally be approved by regulatory authorities, changes in raw material suppliers may result in production delays, higher raw material costs and loss of sales, customers and market share.

MARKETING

         Except for the DentiPatch(R) product, Noven has historically granted marketing rights to its products to its joint venture company, Novogyne, or to larger pharmaceutical companies. As Noven develops new products, it will evaluate whether to license such products to a larger company or to Novogyne or to utilize its own clinical, marketing and sales capabilities. Noven's evaluation will be conducted on a product-by-product basis and will include consideration of the characteristics of the particular market and the estimated costs associated with clinical studies, sales, marketing and distribution. These combined costs and Noven's financial position will be factored into the decision of whether to license or directly conduct clinical trials and market the product. Noven expects that it will seek to retain manufacturing rights in any future licensing transactions, partly in an effort to safeguard its proprietary technology. There can be no assurance that Noven will be able to reach a favorable agreement in any particular transaction or collaborative arrangement.

         The establishment of Novogyne provided Noven with a sales force over which it has substantial day-to-day management control. If Noven develops any products in the future for the women's healthcare market, it may seek to license the marketing rights for such products to Novogyne.

         If Noven is able to complete and file an NDA for its MethyPatch(R) product, Noven expects to hire a sales force to sell MethyPatch(R) in the United States rather than granting marketing rights to a third party. Hiring a sales force, and expanding Noven's sales and marketing infrastructure to support the sales force, would require the expenditure of substantial funds. There can be no assurance that, if MethyPatch(R) is approved for marketing by the FDA, Noven will generate sufficient sales of the product to cover the expense of Noven's sales and marketing organization and/or to realize adequate profits. In addition, some of these expenses may be incurred prior to receipt of marketing approval. In the event that MethyPatch(R) is not approved for marketing, these expenses will not be recovered. Additionally, any delays in organizing a sales force for Noven's MethyPatch(R) product could have an adverse impact on Noven's ability to market the product and to realize profits from sales of the product.

COMPETITION

         The markets for Noven's products are highly competitive. All drug delivery products being developed by Noven will face competition from both conventional forms of drug delivery (i.e., oral and parenteral), and possibly alternate forms of drug delivery, such as controlled release oral delivery, liposomes, implants, gels and creams. In addition, some or all of the products being marketed or developed by Noven face, or will face, competition from other transdermal or transmucosal products that deliver the same drugs to treat the same indications.

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

         Noven faces competition from a number of companies in the development of transdermal and transmucosal drug delivery products, and competition is expected to intensify as more companies enter the field. Competitors include Alza Corporation, Elan Corporation, plc, Watson Pharmaceuticals, Inc., Mylan Pharmaceuticals, Inc., LTS Lohmann Therapie-Systeme AG, Ethical Holdings, plc, Johnson & Johnson, Schering-Plough Corporation, 3M Corporation, Groupe Fournier and others. Some of these companies are substantially larger than Noven and have greater financial and research and development resources than Noven, as well as greater experience in developing and commercializing pharmaceutical products. Noven also competes with other drug delivery companies in the establishment of business arrangements with large pharmaceutical companies to assist in the development or marketing of products.

         Noven has attempted to minimize certain competitive risks by its technological innovation and by developing strategic alliances with Novartis and Aventis. Noven also believes that its hormone replacement systems have certain competitive advantages, such as their small size, excellent adhesion, reduced skin irritation and broad dosing ranges.

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

PATENTS AND PROPRIETARY RIGHTS

         Noven seeks to obtain patent protection on its delivery systems and manufacturing processes where possible. Noven has obtained over 20 United States patents and over 130 foreign patents relating to its transdermal and transmucosal delivery systems and manufacturing processes, and has over 100 pending patent applications worldwide.

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

         Manufacturing facilities are subject to periodic inspections for compliance with the FDA's good manufacturing practices ("GMP") regulations and each domestic drug manufacturing facility must be registered with the FDA. Foreign regulatory authorities may also have similar regulations. In complying with standards set forth in these regulations, Noven must expend significant time, money and effort in the area of quality assurance to insure full technical compliance. Facilities handling controlled substances, such as Noven's, also must be licensed by the United States Drug Enforcement Administration, and are subject to more extensive regulatory requirements than those facilities not licensed to handle controlled substances. Noven has produced transdermal drug delivery products in accordance with the FDA's GMP regulations for clinical trials, manufacturing process validation studies and commercial sale. FDA approval to manufacture a drug is site specific. In the event an approved manufacturing facility for a particular drug becomes inoperable, obtaining the required FDA approval to manufacture such drug at a different manufacturing site could result in production delays, which could adversely affect Noven's business and results of operations.

         The federal and state governments in the United States, as well as many foreign governments, from time to time explore ways to reduce medical care costs through health care reform. Due to uncertainties regarding the ultimate features of reform initiatives and their enactment and implementation, Noven cannot predict what impact any reform proposal ultimately adopted may have on the pharmaceutical industry or on the business or operating results of Noven.

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

EMPLOYMENT

         Noven employs approximately 232 people; approximately 93 are engaged in manufacturing and process development, 18 in research and development, 58 in medical affairs, regulatory affairs, quality assurance and quality control and 63 in marketing and administration. No employee is represented by a union and Noven has never experienced a work stoppage. Noven believes its employee relations are good. In addition to the employees employed directly by Noven, Novogyne has a contract sales force of approximately 110 individuals that are managed by Noven under the terms of the Novogyne joint venture agreements.

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

ITEM 2.  PROPERTIES.

         Noven's headquarters and manufacturing facilities are located on a 10 acre site in Miami, Florida. On this site, Noven owns an approximately 28,000 square foot building which is used for laboratory, office and administrative purposes. Noven also leases from Aventis, for nominal rent, two approximately 40,000 square foot buildings on this site, which are being used by Noven for manufacturing, engineering, administrative and warehousing purposes. One of these facilities has been certified by the Drug Enforcement Administration to manufacture products containing controlled substances in anticipation of the launch of MethyPatch(R). The lease expires in 2024 and Noven has an option to purchase the leased facilities at any time during the term. Aventis may terminate the lease prior to the expiration of its term upon termination or expiration of the 1992 license agreement between Noven and Aventis. Noven expects that it will have sufficient cash to purchase the facility in this event. Nonetheless, if Noven were unable to purchase the facility, termination of the lease by Aventis could have a material adverse effect on the business and results of operations of Noven.

         Noven also owns 5 acres of vacant land on a contiguous site that could accommodate new buildings for a variety of manufacturing, warehousing and developmental purposes. Noven believes that its facilities are in satisfactory condition, are suitable for their intended use and, in the aggregate, have capacities in excess of those necessary to meet Noven's present needs.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Noven did not submit any matters to a vote of stockholders during the fourth quarter of the fiscal year ended December 31, 2000.

EXECUTIVE OFFICERS OF THE REGISTRANT

         Set forth below is a list of the names, ages, positions held and business experience of the persons serving as executive officers of Noven as of March 1, 2001. Officers serve at the discretion of the Board of Directors. There is no family relationship between any of the executive officers or between any of the executive officers and any of Noven's directors, and there is no arrangement or understanding between any executive officer and any other person pursuant to which the executive officer was selected.

         ANTHONY S. DE PADOVA, M.D. Dr. de Padova, age 57, has been with Noven since September 2000 and, since November 2000, has served as Vice President, Clinical Research and Regulatory Affairs. From March 2000 to September 2000, he served as Director of Clinical Trials for the School of Medicine, State University of New York. From 1993 to 2000, he served with Knoll Pharmaceutical Company as Vice President - Medical Affairs/Clinical Research.

         JEFFREY F. EISENBERG. Mr. Eisenberg, age 35, has been with Noven since November 1998 and, since November 2000, has served as Vice President, General Counsel and Corporate Secretary. From 1995 through 1998, Mr. Eisenberg served as Associate General Counsel and then as Acting General Counsel of IVAX Corporation.

         W. NEIL JONES. Mr. Jones, age 48, has been with Noven since February 1997 and, since November 2000, has served as Vice President, Marketing and Sales. From 1981 through 1997, he served Ciba-Geigy Corporation in a variety of sales and marketing positions, most recently as Executive Director of Marketing.

         JUAN A. MANTELLE. Mr. Mantelle, age 42, has been with Noven since March 1990 and, since June 2000, has served as Vice President and Chief Technical Officer. From December 1986 to March 1990, he served Paco Research Corp. as Manager - Product Development. From April 1983 to December 1986, he served Key Pharmaceuticals, Inc. as Senior Research Engineer.

         JAMES B. MESSIRY. Mr. Messiry, age 58, has been Vice President and Chief Financial Officer of Noven since January 1999. From 1979 through 1984, and subsequently from 1991 until 1998, he served the Bacardi group of companies in a variety of senior executive positions in Europe and North America, most recently as Vice President of Bacardi-Martini, Inc. Between 1985 and 1991, Mr. Messiry held senior finance positions at Beatrice Latin America and Dole Fresh Fruit. From 1973 to 1979, Mr. Messiry served Pfizer, Inc. in various financial and strategic planning roles.

         STEVEN SABLOTSKY. Mr. Sablotsky, age 46, is a founder of Noven. He currently serves as Co-Chairman of the Board of Directors. He served as Chairman of the Board of Directors from Noven's organization in 1987 through September 2000, and served as President and Chief Executive Officer from January 1987 until December 1997. He is a member of the American Institute of Chemical Engineers.

         ROBERT C. STRAUSS. Mr. Strauss, age 59, has been President, Chief Executive Officer and Co-Chairman of Noven since September 2000. From December 1997 through September 2000, he served as President and Chief Executive Officer and as a Director of Noven. From March 1997 to July 1997, he served as President and Chief Operating Officer and a Director of IVAX Corporation. From 1983 to 1997, he served in various executive positions with Cordis Corporation, most recently as its Chairman of the Board, President and Chief Executive Officer. Mr. Strauss serves on the Board of Directors of Eclipse Surgical Technologies, Inc. (medical devices), Columbia Laboratories, Inc. (pharmaceuticals) and Percardia Inc. (medical devices).

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         (a)  Market Information

         Noven's Common Stock is listed on the Nasdaq Stock Market and is traded under the symbol NOVN. The following table sets forth, for the periods indicated, the high and low sale prices for the Common Stock as reported on the Nasdaq Stock Market.

                                        HIGH PRICE              LOW PRICE
                                        ----------              ---------

First Quarter, 1999                       6  7/8                 4    1/4
Second Quarter, 1999                      7  1/8                 4    1/4
Third Quarter, 1999                       9  3/8                 5    7/8
Fourth Quarter, 1999                     18  3/8                 8    1/4

First Quarter, 2000                      27  1/4                10    3/8
Second Quarter, 2000                     30  1/2                 6  17/32
Third Quarter, 2000                      48  7/8                23    3/4
Fourth Quarter, 2000                     64  1/4                22    1/2


         (b)  Holders.

         As of March 1, 2001 the number of stockholders of record was 350.

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


                                                                Years Ended December 31,
                                           ------------------------------------------------------------------
                                             2000          1999          1998           1997           1996
                                           --------      --------      --------       --------       --------
                                                      (in thousands, except per share amounts)
Statement of Operations Data:

Revenues                                   $ 42,924      $ 31,650      $ 21,842       $ 14,267       $ 20,467

Expenses:
        Cost of products sold                19,219        12,721         9,447          5,180         10,021
        Research and development             13,621         7,171         6,808          9,723          8,730
        Marketing, general and
          administrative                      8,737         7,860        10,105          9,845          4,878
                                           --------      --------      --------       --------       --------

        Total expenses                       41,577        27,752        26,360         24,748         23,629

Income (loss) from operations                 1,347         3,898        (4,518)       (10,481)        (3,162)
Equity in earnings of Novogyne                9,294         1,487            --             --             --
Interest income, net                          1,385           343           439            924          1,178
                                           --------      --------      --------       --------       --------

Income (loss) before income taxes            12,026         5,728        (4,079)        (9,557)        (1,984)
Income tax benefit                            7,608         4,732            --             --             --
                                           --------      --------      --------       --------       --------
Net income (loss)                          $ 19,634      $ 10,460      $ (4,079)      $ (9,557)      $ (1,984)
                                           ========      ========      ========       ========       ========
Basic earnings (loss) per share            $   0.90      $   0.49      $   (.19)      $   (.47)      $   (.10)
                                           ========      ========      ========       ========       ========

Diluted earnings (loss) per share          $   0.84      $   0.48      $   (.19)      $   (.47)      $   (.10)
                                           ========      ========      ========       ========       ========

Balance Sheet Data:

Cash, cash equivalents and short-term
   investments                             $ 40,976      $ 15,338      $  5,573       $ 17,148       $ 19,149
Working capital                              46,734        16,581         8,847         18,683         24,859
Investment in Novogyne                       15,431         8,365         7,500             --             --
Total assets                                104,031        56,888        40,156         38,224         44,229
Long-term notes payable                         265           604            --             --             --
Deferred license revenue                     27,220         8,028         5,644          5,870          6,096
Stockholders' equity                         65,277        39,393        28,325         29,881         36,077

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion and analysis should be read in conjunction with the 2000 financial statements and the related notes included in this Form 10-K.

GENERAL

         From its inception in 1987 through 1994, Noven engaged primarily in the development of advanced transdermal and transmucosal drug delivery systems. During this period, Noven's revenues consisted primarily of amounts paid to Noven under license agreements with Novartis and Aventis. In 1995, after receipt of regulatory approvals for its first generation transdermal estrogen delivery system, a significant portion of Noven's revenues was derived from the sale of this product to Novartis and Aventis. In 1996, revenues from the sale of this product increased substantially as Novartis and Aventis purchased product to supply their distribution channels and build their own inventory positions. In 1997, although retail sales of the products increased over 1996, Noven experienced lower sales as Novartis, Aventis and their distributors reduced inventories.

         In May 1998, Noven and Novartis formed Novogyne to market and sell women's healthcare products in the United States and Canada, with the initial focus on marketing Noven's first generation estrogen delivery system, Vivelle(R). The establishment of Novogyne modified a prior relationship in which Noven granted Novartis an exclusive license to market Vivelle(R) in the United States and Canada and Noven received royalties from Novartis based upon Novartis' sales. Novogyne is managed by a committee consisting of five members, three of which are appointed by Novartis and two of which are appointed by Noven. Novartis contributed its rights to Vivelle(R) to Novogyne and also licensed the right to use the Vivelle(R) trademark in return for a 51% equity interest in Novogyne. Noven invested $7.5 million in return for a 49% equity interest in Novogyne. In January 1999, Noven received FDA approval for its second generation estrogen delivery system, Vivelle-Dot(TM), which was launched by Novogyne in May 1999. Under the terms of the joint venture agreements, Noven manufactures Vivelle(R) and Vivelle-Dot(TM), performs marketing, sales and promotional activities, and receives royalties from Novogyne based on Novogyne's sales of the products. Novartis distributes Vivelle(R) and Vivelle-Dot(TM) and provides certain other services to Novogyne, including marketing to the managed care sector.

         The joint venture agreements provide for an annual preferred return of $6.1 million to Novartis and then an allocation of income between Novartis and Noven according to a contractual formula depending upon sales levels attained. Novogyne's management committee has the authority to distribute cash to Novartis and Noven based upon a contractual formula. Noven's share of income increases as product sales increase, subject to a maximum of 49%. Novogyne's income resulted in the recognition by Noven of $9.3 million and $1.5 million in income in 2000 and 1999, respectively. In 2000 and 1999, Noven received $2.2 million and $0.6 million in distributions from Novogyne based upon Novogyne's results of operations for the years ended December 31, 1999 and 1998, respectively. Noven expects that a significant portion of its earnings for the next several years will be generated through its interest in Novogyne, but no assurance can be given regarding Novogyne's future profitability.

         In 1998, Aventis received regulatory approval from the FDA and from certain European regulatory authorities to market Noven's transdermal combination estrogen/progestin delivery system. Aventis markets the product in the United States under the name CombiPatch(TM). In October 1999, Novartis AG sublicensed Aventis' rights to market (1) Noven's combination estrogen/progestin transdermal system under the name Estalis(R) in all countries other than the United States and Japan, and (2) Noven's first generation estrogen transdermal system under the name Menorest(R) in all countries other than the United States, Canada and Japan. In connection with the sublicense transaction, and pursuant to Noven's license agreement with Aventis, Noven received $2.7 million in cash from Aventis as Noven's share of the sublicense fees paid to Aventis. This amount was recorded as deferred license revenue and is being recognized as license revenue over seven and one half years beginning in the fourth quarter of 1999. As of March 1, 2001, Estalis(R) was being marketed by Novartis AG in a number of countries, and Noven expects that Novartis AG will launch Estalis(R) in more countries over the next several years, although no assurance can be given that Novartis AG will launch or successfully market Estalis(R) in any given country.

         In November 2000, Noven entered into an exclusive license agreement with Novartis AG pursuant to which Noven granted Novartis AG the right to market Noven's second generation transdermal estrogen delivery system under the name Estradot(TM) in all countries other than the United States, Canada and Japan. The agreement also grants Novartis AG marketing rights in the territory to any product improvements and future generations of estrogen patches developed by Noven. Noven received an up-front license payment of $20 million upon execution of the agreement and will receive an additional milestone payment upon Novartis AG's receipt of regulatory approval for Estradot(TM) in certain European countries. The up-front payment was deferred and is being recognized as license revenue over ten years beginning in the fourth quarter of 2000, and the milestone payment will be similarly treated if and when it is received. Noven will manufacture Estradot(TM) for Novartis AG. In March 2001 Estradot(TM) was approved for marketing in the Netherlands. There can be no assurance that Novartis AG will be successful in effecting the additional registrations of Estradot(TM) or that Noven will receive the milestone payment.

         Noven expects that revenues from product sales to its licensees will fluctuate from quarter to quarter and year to year depending upon various factors not in Noven's control, including, but not limited to, the marketing efforts of each licensee, the inventory requirements of each licensee, the impact of competitive products, and the timing and scope of Estalis(R) and Estradot(TM) launches by Novartis AG. Noven's earnings may fluctuate because of, among other things, fluctuations in research and development spending resulting from the timing of clinical trials involving products in development. In addition, in 2000, Noven recorded an income tax benefit in an amount equal to 63% of income before income taxes. In 2001, Noven expects to record an income tax expense in an amount equal to approximately 34% to 38% of income before income taxes. This expected increase in Noven's tax expense for 2001 will adversely affect Noven's earnings in 2001 compared to 2000. Noven's level of research and development expenditures and its accrued state income taxes, among other factors, could impact Noven's effective income tax rate.

RESULTS OF OPERATIONS

2000 COMPARED TO 1999

          Total revenues for the year ended December 31, 2000 were $42.9 million, an increase of $11.3 million, or 36%, over the prior year. The increase in revenues was attributable to greater product sales, which increased $10.7 million, or 34%, for the year ended December 31, 2000, compared to 1999. The increase in product sales was attributable to sales of Estalis(R), which Noven shipped to Novartis AG in 15 countries beginning in the fourth quarter of 1999, and to a lesser extent, sales of Vivelle(R) and Vivelle-Dot(TM). Vivelle-Dot(TM) was launched by Novogyne in May 1999. A decline in sales of CombiPatch(TM) in the United States from 1999 to 2000 partially offset the increased sales of Noven's other products.

          Gross profit (product sales less cost of products sold) for the year ended December 31, 2000 was $22.8 million (54% of product sales), compared to $18.6 million (59% of product sales) for the prior year. Novogyne increased its inventory during 2000 in anticipation of an increase in product demand. This caused an increase in the profit that Noven was required to defer with respect to product sold to Novogyne that remained in Novogyne's inventory at December 31, 2000. This profit will be recognized by Noven at the time such inventory is sold by Novogyne. See Note 1, Summary of Significant Accounting Policies - Vivelle Ventures LLC in the Notes to Financial Statements for more information. In addition, product mix contributed to the decline in gross margins as Noven sold more product outside of the United States while United States sales remained generally flat. Noven's foreign sales have a lower gross profit. Noven expects its gross profit percentage to remain in the mid-50 percent range in 2001.

         Research and development expenses increased approximately $6.5 million, or 90%, for the year ended December 31, 2000, compared to the prior year. The increase in research and development expenses was primarily attributable to clinical studies and related expenses for Noven's methylphenidate transdermal delivery system. The future level of research and development expenditures will depend on, among other things, the status of products under development and the outcome of clinical trials, strategic decisions by management, the consummation of new collaborative arrangements and Noven's liquidity. Noven's research and development expenses may vary significantly from quarter to quarter depending on product development cycles and the timing of clinical studies.

            Marketing, general and administrative expenses increased approximately $0.9 million, or 11%, for the year ended December 31, 2000, compared to the prior year. The increase was primarily due to higher personnel, recruitment costs and outside consulting services.

         For the years ended December 31, 2000 and 1999, Noven reported equity in earnings of Novogyne of $9.3 million and $1.5 million, respectively. Novogyne's revenue increased from $34.3 million to $58.5 million, an increase of 71%. All of this increase was associated with increased sales of Vivelle-Dot(TM), which was launched in the second quarter of 1999. Novogyne had net income of $29.1 million for the year ended December 31, 2000 versus $10.7 million for the prior year.

         Interest income, net increased approximately $1.0 million, or 304%, for the year ended December 31, 2000 compared to 1999, primarily due to higher average balances in cash and cash equivalents and the receipt of $20 million related to the license of Estradot(TM). See Note 3, License Agreements, in the Notes to Financial Statements for more information.

         Income tax benefit for the year ended December 31, 2000 resulted from the recognition of a deferred income tax benefit of $9.4 million. Realization of the deferred income tax asset of $15.2 million at December 31, 2000 depends upon generating sufficient future taxable income. Although realization is not assured, management believes it is more likely than not that the deferred income tax asset will be realized based upon estimated future taxable income. See Note 7, Income Taxes, in the Notes to Financial Statements for further information. Noven expects its effective tax rate to be between 34% and 38% in 2001.

1999 COMPARED TO 1998

          Total revenues for the year ended December 31, 1999 were $31.6 million, an increase of $9.8 million, or 45%, over the prior year. The increase in revenues was attributable to product sales, which increased $11.2 million, or 56%, for the year ended December 31, 1999, compared to 1998. Product sales in 1999 included $1.2 million in minimum fee payments related to sales of Menorest(R) in certain European countries through 1998. The remaining $10.0 million of the increase in product sales was primarily attributable to sales of CombiPatch(TM), which was launched in the United States by Aventis in September 1998, and to a lesser extent, sales of Vivelle-Dot(TM), which was launched in the United States by Novogyne in May 1999. License revenue declined by $1.4 million, or 82%, for the year ended December 31, 1999 compared to the prior year, due to $1.5 million in milestone payments received in 1998.

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

         For the year ended December 31, 1999, Noven reported equity in earnings of Novogyne of $1.5 million; Noven reported no equity in earnings of Novogyne for the year ended December 31, 1998. Novogyne was formed in May 1998. Novogyne's revenue for the year ended December 31, 1999 was $34.3 million versus $16.7 million for the period from May 1, 1998 (Date of Inception) through December 31, 1998, an increase of 105%. The increase was associated with increased sales of Vivelle(R) and Vivelle-Dot(TM). Vivelle-Dot(TM) was launched in the second quarter of 1999. Novogyne had net income of $10.7 million for the year ended December 31, 1999 versus $3.4 million for the period from May 1, 1998 (Date of Inception) through December 31, 1998.

         Interest income, net decreased approximately $0.1 million, or 22%, for the year ended December 31, 1999 compared to 1998, primarily due to lower average balances in cash and cash equivalents and an increase in debt mainly associated with a Master Lease facility entered into in May 1999.

         Income tax benefit for the year ended December 31, 1999 resulted from the recognition of a deferred income tax benefit of $5.0 million. See Note 7, Income Taxes, in the Notes to Financial Statements for further information.

LIQUIDITY AND CAPITAL RESOURCES

          As of December 31, 2000 and December 31, 1999, Noven had $41.0 million and $15.3 million, respectively, in cash and cash equivalents. Working capital increased by $30.1 million from $16.6 million at December 31, 1999 to $46.7 million at December 31, 2000.

         Net cash of approximately $21.6 million was provided by operating activities during 2000, compared to approximately $9.5 million provided during the prior year. Net cash generated by operating activities primarily resulted from the receipt of an up-front license fee of $20 million in November 2000 from Novartis AG in connection with the Estradot(TM) license agreement. See Note 3, License Agreements, in the Notes to Financial Statements for more information. Non-cash items (equity in earnings of Novogyne of $9.3 million and deferred income tax benefit of $9.4 million) constituted 95% of Noven's net income of $19.6 million. Changes in working capital accounted for most of the remaining increase.

         Net cash of approximately $0.7 million was provided by investing activities during 2000, compared to approximately $0.8 million used in investing activities during the prior year, an increase of approximately $1.5 million. Net cash provided by investing activities during 2000 was attributable to cash distributions from Novogyne, partially offset by the purchase of fixed assets and payment of patent development costs.

          Net cash of approximately $3.4 million was provided by financing activities during 2000, compared to approximately $1.0 million provided by financing activities during 1999, an increase of approximately $2.4 million. Net cash provided by financing activities during 2000 was attributable to cash received in connection with the issuance of common stock from the exercise of stock options, partially offset by payments made on notes payable.

         In December 2000, Noven entered into a secured revolving credit facility (the "Credit Facility") providing for borrowings of up to the lesser of

$10 million or eligible accounts receivable. The Credit Facility will terminate in April 2002 and bears interest at LIBOR plus 1.50% (8.07% at December 31, 2000). At December 31, 2000, there were no amounts outstanding under the Credit Facility. Terms of the Credit Facility include, among other things, minimum net worth, revenue and operating results requirements, as well as certain financial ratios, measured on a quarterly basis. See Note 5, Credit Facility, in the Notes to Financial Statements for further information.

         Noven's principal sources of short-term liquidity are existing cash, cash generated from product sales, fees and royalties under license agreements and borrowings under its Credit Facility. In April 2000, Noven received a cash distribution of $2.2 million from Novogyne based upon Novogyne's results of operations for the year ended December 31, 1999. In November 2000, Noven entered into an exclusive license agreement with Novartis AG pursuant to which Noven received an up-front license payment of $20 million and will receive an additional milestone payment upon registration of the licensed product in certain European countries.

         In 2001, Noven expects to invest up to $5 million in plant and equipment and software to increase production capacity and to implement an enterprise resource planning system. Pursuant to a Severance and Non-Competition Agreement entered into with Steven Sablotsky, Noven's Co-Chairman of the Board of Directors, Noven is required to pay Mr. Sablotsky $1.2 million in June 2001 in consideration for, among other things, a three year non-competition agreement. Cash requirements for federal and state income taxes are also expected to increase. Noven believes that it will have sufficient cash available to meet its operating needs and anticipated capital requirements over the short term.

         For the long term, Noven intends to utilize funds derived from the above sources, as well as funds generated through sales of products under development. Noven expects that such funds will be comprised of payments received pursuant to licensing arrangements, as well as Noven's direct sales of its own products. Noven expects that its cash requirements will continue to increase, primarily to fund clinical studies for products under development and for plant and equipment to expand production capacity. There can be no assurance that Noven will successfully complete the development of such products, that Noven will obtain regulatory approval for any such products, that any approved product may be produced in commercial quantities, at reasonable costs, and be successfully marketed, or that Noven will successfully negotiate future licensing arrangements. To the extent that capital requirements exceed available capital, Noven will seek alternative sources of financing to fund its operations. In addition to the Credit Facility, alternative financing may be needed to fund further activities. No assurance can be given that alternative financing will be available, if at all, in a timely manner, on favorable terms. If Noven is unable to obtain satisfactory alternative financing, Noven may be required to delay or reduce its proposed expenditures, including expenditures for research and development and plant and equipment, in order to meet its future cash requirements.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         Except for historical information contained herein, the matters discussed herein are forward looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve risks and uncertainties, including but not limited to economic, competitive, governmental and technological factors affecting Noven's operations, results of operations, markets, products, prices and prospects, and other factors discussed elsewhere in this report and the other documents filed by Noven with the Securities and Exchange Commission ("SEC"). These factors may cause Noven's results to differ materially from the statements made in this report or otherwise made by or on behalf of Noven. The following is a brief summary of some of the risk factors, which are not listed in order of priority, that could adversely affect Noven's results. Most of these factors are described elsewhere in this report, but the risks described below are not the only risks Noven faces.

o Noven faces competition from a number of companies in the development of transdermal and transmucosal drug delivery products, and competition is expected to intensify as more companies enter the field. Some of these companies are substantially larger than Noven and have greater financial and research and development resources than Noven, as well as greater experience in developing and commercializing pharmaceutical products. Noven's products compete with other transdermal products as well as alternative dosage forms of the same or comparable chemical entities. There can be no assurance that Noven's products will successfully compete against competitive products or that developments by others will not render Noven's products obsolete or uncompetitive.

o Noven's equity in earnings of Novogyne contributed a significant portion of Noven's earnings in 2000, and Novogyne's results may continue to be material to Noven in the future. Because, among other things, Noven and Novartis are vastly different in size, the interests of Noven and Novartis may not always be aligned, which may result in potential conflicts between Noven and Novartis on matters relating to Novogyne. Novartis also has the right to dissolve Novogyne under certain circumstances. Novogyne's management committee is comprised of a majority of representatives from Novartis. In addition, the joint venture operating agreement has a buy/sell provision which allows either party to compel either the purchase of the other party's interest in Novogyne or the sale of its own interest at a price set by the party triggering the buy/sell provision. Novartis is a larger company with greater financial resources than Noven, and therefore may be in a better position to be the purchaser if the provision is triggered.

o Noven expects to be dependent on sales to Novartis, Novogyne and Aventis, as well as fees and royalties generated from such parties' sales of its transdermal delivery systems, for a significant portion of its expected revenues for at least the next several years, and no assurance can be given regarding the amount and timing of such revenues. Failure of any of these parties to market Noven's products successfully would cause the quantity of products purchased from Noven and the amount of fees and royalties ultimately paid to Noven to be reduced and would therefore have a material adverse effect on Noven's business and operations. In the short term, Noven's growth depends in part on Novartis' launch plans and marketing efforts with respect to Estalis(R) and Estradot(TM), and the scope and success of those efforts are outside the control of Noven.

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

o Noven's long-term strategy is dependent, in part, upon the successful development and commercialization of new products. The length of time necessary to complete clinical trials and obtain marketing approval from regulatory authorities may be considerable. No assurance can be given that Noven will have the financial resources necessary to complete products under development, that those projects to which Noven dedicates sufficient resources will be successfully completed, that Noven will be able to obtain regulatory approval for any such product, or that any approved product can be produced in commercial quantities, at reasonable costs, and be successfully marketed, either by Noven or by a licensing partner. A project can fail or be delayed at any stage of development, even if each prior stage was completed successfully. Some of Noven's development projects will not be completed successfully or on schedule. Many of the factors which may cause a product in development to fail or be delayed, such as difficulty in enrolling patients in clinical trials, lack of sufficient supplies or raw materials and changes in regulations, are beyond Noven's control.

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

o The federal and state governments in the United States, as well as many foreign governments, including the United Kingdom, from time to time explore ways to reduce medical care costs through health care reform. In the United States, these proposals include government programs involving prescription drug reimbursement benefits for seniors. Due to uncertainties regarding the ultimate features of reform initiatives and their enactment and implementation, Noven cannot predict what impact any reform proposal ultimately adopted may have on the pharmaceutical industry or on the business or operating results of Noven.

o Substantially all of Noven's revenues are generated through sales of transdermal delivery systems. Noven's products are marketed primarily to physicians, some of whom are reluctant to prescribe a transdermal delivery system when an alternative delivery system is available. Noven and its licensees must demonstrate to prescribing physicians the benefits of transdermal delivery, especially with respect to products such as MethyPatch(R) for which there is no transdermal system on the market. The commercial success of Noven's products is also based in part on patient preference, and difficulties in obtaining patient acceptance of Noven's transdermal or transmucosal delivery systems may similarly impact Noven's ability to market its products.

o Noven's success will depend, in part, on its ability to obtain or license patents and operate without infringing the proprietary rights of others. There is no assurance that Noven's patents or any future patents will prevent other companies from developing similar or functionally equivalent products. Furthermore, there is no assurance that any of Noven's future processes or products will be patentable, that any pending or additional patents will be issued in any or all appropriate jurisdictions or that Noven's processes or products will not infringe upon the patents of third parties. Noven also attempts to protect its proprietary information under trade secret laws. There can be no assurance that these means will be effective, that Noven will have adequate legal remedies as a result thereof, or that Noven's trade secrets will not otherwise become known or be independently developed by others.

o Like all pharmaceutical companies, Noven faces a risk of loss and associated adverse publicity from product liability lawsuits. Noven believes that it maintains an adequate amount of product liability insurance, but there can be no assurance that its insurance will cover all future claims or that Noven will be able to maintain existing coverage or obtain additional coverage at reasonable rates.

o Certain raw materials and components used in the manufacture of Noven's products are available from limited sources, and, in some cases, a single source. Any curtailment in the availability of such raw materials could be accompanied by production or other delays, and, in the case of products for which only one raw material supplier exists, could result in a material loss of sales, with consequent adverse effects on Noven's business and results of operations. Additionally, regulatory authorities must generally approve raw material sources for pharmaceutical products. If any of Noven's suppliers cease to be approved or if Noven must change suppliers for any reason, the change could result in increased costs, delays in production and loss of sales.

o All of Noven's products are manufactured at a single facility located in Miami, Florida. An interruption of manufacturing operations resulting from regulatory issues, technical problems, casualty loss, including hurricane, or other factors could have a material adverse effect on Noven's business and financial results.

o If Noven is able to complete and file an NDA for its MethyPatch(R)product, Noven expects to hire a sales force to sell MethyPatch(R)in the United States rather than granting marketing rights to a third party. Hiring a sales force, and expanding Noven's sales and marketing infrastructure to support the sales force, would require the expenditure of substantial funds. There can be no assurance that, if MethyPatch(R)is approved for marketing by the FDA, Noven will generate sufficient sales of the product to cover the expense of Noven's sales and marketing organization and/or to realize adequate profits. In addition, some of these expenses may be incurred prior to receipt of marketing approval. In the event that MethyPatch(R)is not approved for marketing, these expenses will not be recovered. Additionally, any delays in organizing a sales force for MethyPatch(R) could have an adverse impact on Noven's ability to market the product and realize profits from sales of the product.

o There is an ongoing public debate in the United States regarding the appropriateness of using methylphenidate and other medications to treat children with ADHD. The outcome of this debate is uncertain, and Noven cannot predict what impact, if any, the increased public attention will have on the market for products indicated for ADHD generally, or on MethyPatch(R) specifically.

o From time to time Noven may need to acquire licenses to patents and other intellectual property of third parties to develop, manufacture and commercialize its products. There can be no assurance that Noven will be able to acquire such licenses on commercially reasonable terms. The failure to obtain such a license would negatively affect the ability of Noven to develop, manufacture and commercialize certain products, and could therefore have an adverse effect on Noven's business and financial results.

o In 2000, Noven recorded an income tax benefit in an amount equal to 63% of income before income taxes. In 2001, Noven expects to record an income tax expense in an amount equal to approximately 34% to 38% of income before income taxes. This expected increase in Noven's effective tax rate for 2001 will adversely affect Noven's earnings in 2001 compared to 2000. Noven's level of research and development expenditures and its accrued state income taxes, among other factors, could impact Noven's effective income tax rate.

o The market price of Noven's common stock was extremely volatile in the year 2000 and may continue to be volatile going forward. In the year 2000, Noven's common stock traded as low as $6.531 per share and as high as $64.25 per share before closing at $37.375 on December 29, 2000, the last trading day of the year. There could be any number of factors causing this volatility, some of which may be unrelated to Noven's business or financial results and many of which may be beyond Noven's control. Noven, like any other company with a volatile stock price, may be subject to securities litigation, which could have a material adverse effect on Noven's business and financial results.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        Market risks relating to Noven's operations may result from changes in LIBOR interest rates if Noven borrows under its Credit Facility. Noven had no variable rate debt outstanding during the year ended or at December 31, 2000. Therefore, changes in interest rates did not affect interest expense, earnings or cash flows in 2000. Noven cannot predict market fluctuations in interest rates and their impact on any variable rate debt that Noven may have outstanding, nor can there be any assurance that fixed rate long-term debt will be available at favorable rates, if at all.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         See Index to Financial Statements at page 39 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information concerning directors required by item 10 is incorporated by reference to Noven's Proxy Statement for its 2001 Annual Meeting of Shareholders. The information concerning executive officers required by item 10 is contained in the discussion entitled "Executive Officers of the Registrant" in Part I hereof.

ITEM 11.  EXECUTIVE COMPENSATION.

         The information required by item 11 is incorporated by reference to Noven's Proxy Statement for its 2001 Annual Meeting of Shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by item 12 is incorporated by reference to Noven's Proxy Statement for its 2001 Annual Meeting of Shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by item 13 is incorporated by reference to Noven's Proxy Statement for its 2001 Annual Meeting of Shareholders.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1)   FINANCIAL STATEMENTS

         See Index to Financial Statements at page 39 of this report.

(a)(2)   FINANCIAL STATEMENT SCHEDULES

         All schedules have been omitted because the required information is not applicable or the information is included in the consolidated financial statements or the notes thereto.

(a)(3)   EXHIBITS


        EXHIBIT
         NUMBER                         DESCRIPTION                                    METHOD OF FILING
         ------                         -----------                                    ----------------
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

            3.2  Noven's Bylaws, as amended and restated as of February 8,   Filed herewith.
                 2001.

           10.1  Noven Pharmaceuticals, Inc. Amended and Restated Stock      Incorporated by reference to Noven's
                 Option Plan.*                                               Form 10-K for the year ended
                                                                             December 31, 1990 (File No.
                                                                             1-09623), as further amended on June
                                                                             23, 1992 and incorporated by
                                                                             reference to the definitive Proxy
                                                                             Statement dated May 11, 1992, for
                                                                             the Annual Meeting of Shareholders
                                                                             held on June 23, 1992.

           10.2  Amendment to Noven Pharmaceuticals, Inc. Amended and        Incorporated by reference to Noven's
                 Restated Stock Option Plan.*                                Form 10-Q for the quarter ended June
                                                                             30, 1999 (File No. 0-17254).


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

           10.4  Amendment to Noven Pharmaceuticals, Inc. 1997 Stock         Incorporated by reference to Noven's
                 Option Plan.*                                               Form 10-Q for the quarter ended June
                                                                             30, 1999 (File No. 0-17254).

           10.5  Noven Pharmaceuticals, Inc. 1999 Long-Term Incentive        Incorporated by reference to Noven's
                 Plan.*                                                      definitive Proxy Statement dated
                                                                             April 19, 1999, for the Annual
                                                                             Meeting of Shareholders held on
                                                                             June 8, 1999.



        EXHIBIT
         NUMBER                         DESCRIPTION                                    METHOD OF FILING
         ------                         -----------                                    ----------------

           10.6  Employment Agreement between Noven and Robert C. Strauss    Incorporated by reference to Exhibit
                 dated December 12, 1997.*                                   10.31 of Noven's Form 10-K for the
                                                                             year ended December 31, 1997 (File
                                                                             No. 1-09623).

           10.7  Employment Agreement (Change in Control), dated as of       Incorporated by reference to the
                 December 1, 1999, between Noven and each of Jeffrey F.      Form of Employment Agreement (Change
                 Eisenberg, W. Neil Jones, Juan A. Mantelle, James B.        in Control) filed as Exhibit 10.7 of
                 Messiry and Steven Sablotsky, and dated as of December 1,   Noven's Form 10-K for the year ended
                 2000 between Noven and Anthony M. de Padova, M.D.*          December 31, 1999 (File No. 1-09623).

           10.8  Severance and Noncompetition Agreement between Noven and    Incorporated by reference to Exhibit
                 Steven Sablotsky dated as of September 21, 2000.*           10.1 of Noven's Form 10-Q for the
                                                                             quarter ended September 30, 2000
                                                                             (File No. 0-17254).

           10.9  Form of Indemnification Agreement for Directors and         Incorporated by reference to Exhibit
                 Officers.                                                   10.4 of Noven's Form 10-K for the
                                                                             year ended December 31, 1998 (File
                                                                             No. 1-09623).

          10.10  License Agreement between Noven and Ciba-Geigy              Incorporated by reference to Exhibit
                 Corporation dated November 15, 1991 (with certain           10.9 of Amendment No. 1 to Noven's
                 provisions omitted pursuant to Rule 406).                   Registration Statement on Form S-2
                                                                             (File No. 33-45784).

          10.11  Agreement between Noven and Turnpike-McNeil Development     Incorporated by reference to Exhibit
                 Limited dated January 29, 1993 (re: real property).         10.17 of Noven's Form 10-K for the
                                                                             year ended December 31, 1992 (File
                                                                             No. 1-09623).

          10.12  Agreement between Noven and Turnpike-McNeil Development     Incorporated by reference to Exhibit
                 Limited dated January 29, 1993 (re: real property and       10.18 of Noven's Form 10-K for the
                 building).                                                  year ended December 31, 1992 (File
                                                                             No. 1-09623).


        EXHIBIT
         NUMBER                         DESCRIPTION                                    METHOD OF FILING
         ------                         -----------                                    ----------------

          10.13  Industrial Lease between Rhone-Poulenc Rorer                Incorporated by reference to
                 Pharmaceuticals Inc. and Noven dated March 23, 1993 and     Exhibit  10.20 of Noven's Form 10-K
                 effective February 16, 1993 (with certain provisions        for the year ended December 31, 1993
                 omitted pursuant to Rule 24b-2).                            (File No. 1-09623).

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

          10.18  Amended and Restated Limited Assignment                     Incorporated by reference to
                 Agreement by and among Novartis Pharmaceuticals             Exhibit 10.17 of Noven's Form 10-K
                 Corporation, Noven and Vivelle Ventures LLC                 for the year ended December 31,
                 dated as of April 1, 1999.                                  1999 (File No. 1-09623).

          10.19  Amended and Restated License Agreement between Noven and    Incorporated by reference to Exhibit
                 Rhone-Poulenc Rorer, Inc. dated September 30, 1999 (with    10.1 of Noven's Form 10-Q for the
                 certain provisions omitted pursuant to Rule 24b-2).         quarter ended September 30, 1999
                                                                             (File No. 0-17254).

          10.20  Amended and Restated License Agreement between Noven and    Incorporated by reference to Exhibit
                 Rhone-Poulenc Rorer, Inc. dated September 30, 1999 (with    10.2 of Noven's Form 10-Q for the
                 certain provisions omitted pursuant to Rule 24b-2).         quarter ended September 30, 1999
                                                                             (File No. 0-17254).


        EXHIBIT
         NUMBER                         DESCRIPTION                                    METHOD OF FILING
         ------                         -----------                                    ----------------

          10.21  Amended and Restated Supply Agreement between Noven and     Incorporated by reference to Exhibit
                 Novartis Pharmaceuticals Corporation dated as of April 1,   10.20 of Noven's Form 10-K for the
                 1999 (with certain provisions omitted pursuant to Rule      year ended December 31, 1999 (File
                 24b-2).                                                     No. 1-09623).

          10.22  License Agreement between Noven and Novartis Pharma AG      Incorporated by reference to Exhibit
                 dated as of November 3, 2000 (with certain provisions       10.2 of Noven's Form 10-Q for the
                 omitted pursuant to Rule 24b-2).                            quarter ended September 30, 2000
                                                                             (File No. 0-17254).

          10.23  Credit Agreement between Noven and SunTrust Bank Miami,     Filed herewith.
                 N.A. dated as of December 5, 2000 (with certain
                 provisions omitted pursuant to Rule 24b-2).**

          11     Computation of Earnings per Share.                          Filed herewith.

          21     Subsidiaries of the Registrant.                             Filed herewith.

          23.1   Consent of Deloitte & Touche LLP.                           Filed herewith.

          23.2   Consent of PricewaterhouseCoopers LLP.                      Filed herewith.

---------------

*    Compensation Plan or Agreement.

** Certain exhibits and schedules to this document have not been filed. The Registrant agrees to furnish a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request.

(b)       REPORTS ON FORM 8-K.

         No Current Reports on Form 8-K were filed by Noven during the quarter ended December 31, 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 27, 2001                     NOVEN PHARMACEUTICALS, INC.

                                         By: /s/ ROBERT C. STRAUSS
                                             ----------------------------------
                                             ROBERT C. STRAUSS
                                             President, Chief Executive Officer
                                             and Co-Chairman of the Board

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


SIGNATURE                                          TITLE                                DATE
---------                                          -----                                ----

By: /s/ ROBERT C. STRAUSS                   Principal Executive                         March 27, 2001
    ----------------------------            Officer and Co-Chairman
      Robert C. Strauss                     of the Board
      (President and CEO)


By: /s/ STEVEN SABLOTSKY                    Co-Chairman of the Board                    March 27, 2001
    ----------------------------
      Steven Sablotsky

By: /s/ JAMES B. MESSIRY                    Principal Financial                         March 27, 2001
    ---------------------------             Officer
      James B. Messiry
      (Vice President and
       Chief Financial Officer)


By: /s/ DIANE M. BARRETT                    Principal Accounting                        March 27, 2001
    ----------------------------            Officer
      Diane M. Barrett
      (Vice President, Finance
        and Treasurer)


By: /s/ SIDNEY BRAGINSKY                    Director                                    March 27, 2001
    ---------------------------
      Sidney Braginsky

By: /s/ REGINA E. HERZLINGER                Director                                    March 27, 2001
    ----------------------------
      Regina E. Herzlinger

By: /s/ JOHN G. CLARKSON, M.D.              Director                                    March 27, 2001
    -----------------------------
     John G. Clarkson, M.D.


By: /s/ LAWRENCE J. DUBOW                   Director                                    March 27, 2001
   -------------------------------
      Lawrence J. DuBow



                         INDEX TO FINANCIAL STATEMENTS




                                                                                PAGE
                                                                                ----

NOVEN PHARMACEUTICALS, INC.

INDEPENDENT AUDITORS' REPORT                                                     40

FINANCIAL STATEMENTS

Balance Sheets as of December 31, 2000 and 1999                                  41

Statements of Operations for the years ended
         December 31, 2000, 1999 and 1998                                        42

Statements of Stockholders' Equity for the years ended
         December 31, 2000, 1999 and 1998                                        43

Statements of Cash Flows for the years ended
         December 31, 2000, 1999 and 1998                                        44

Notes to Financial Statements                                                    45


VIVELLE VENTURES LLC
(d/b/a  NOVOGYNE PHARMACEUTICALS)
(A SIGNIFICANT UNCONSOLIDATED SUBSIDIARY)

REPORT OF INDEPENDENT ACCOUNTANTS                                                59

FINANCIAL STATEMENTS

Balance Sheets as of December 31, 2000 and 1999                                  60

Statements of Operations for the years ended
         December 31, 2000 and 1999 and for the period
         May 1, 1998 (Date of Inception) through December 31, 1998               61

Statements of Members' Capital for the years ended
         December 31, 2000 and 1999 and for the period
         May 1, 1998 (Date of Inception) through December 31, 1998               62

Statements of Cash Flows for the years ended
         December 31, 2000 and 1999 and for the period
         May 1, 1998 (Date of Inception) through December 31, 1998               63

Notes to Financial Statements                                                    64


INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Noven Pharmaceuticals, Inc.:

We have audited the accompanying balance sheets of Noven Pharmaceuticals, Inc. ("Noven") as of December 31, 2000 and 1999, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of Noven's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Vivelle Ventures LLC (d/b/a Novogyne Pharmaceuticals), Noven's investment in which is accounted for by use of the equity method, for the years ended December 31, 2000 and 1999. Noven's equity in Vivelle Ventures LLC of $15,431,000 and $8,365,000 at December 31, 2000 and 1999, respectively, and Noven's share of that joint venture's income of $9,294,000 and $1,487,000 for the years then ended are included in the accompanying financial statements. Such 2000 and 1999 financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such joint venture for 2000 and 1999, is based solely on the report of such other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits, and for 2000 and 1999 the reports of other auditors, provide a reasonable basis for our opinion.

In our opinion, based on our audits, and for 2000 and 1999 the reports of other auditors, such financial statements present fairly, in all material respects, the financial position of Noven Pharmaceuticals, Inc. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP
Certified Public Accountants

Miami, Florida
February 16, 2001

NOVEN PHARMACEUTICALS, INC.

Balance Sheets
At December 31, 2000 and 1999
(in thousands except share amounts)

                                                                        2000            1999
                                                                     ---------       ---------
ASSETS
Current Assets:
   Cash and cash equivalents                                         $  40,976       $  15,338
   Accounts receivable (less allowance for doubtful accounts
      of $121 in 2000 and $167 in 1999)                                  5,677           3,015
   Due from Novogyne                                                     2,917           3,684
   Inventories                                                           6,098           3,578
   Net deferred income tax assets                                        4,500              --
   Prepaid and other current assets                                        495             415
                                                                     ---------       ---------
                                                                        60,663          26,030

 Property, plant and equipment, net                                     15,154          15,329

 Other Assets:
   Investment in Novogyne                                               15,431           8,365
   Net deferred income tax asset                                        10,700           5,000
   Patent development costs, net                                         1,972           1,805
   Deposits and other assets                                               111             359
                                                                     ---------       ---------
                                                                        28,214          15,529
                                                                     ---------       ---------

                                                                     $ 104,031       $  56,888
                                                                     =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                                  $   6,522       $   5,085
   Notes payable, current portion                                          340             348
   Accrued compensation and related liabilities                          2,504           2,237
   Other accrued liabilities                                             1,903           1,193
   Deferred license revenue, current portion                             2,660             586
                                                                     ---------       ---------
                                                                        13,929           9,449

Long-Term Liabilities:
   Notes payable                                                           265             604
   Deferred license revenue                                             24,560           7,442
                                                                     ---------       ---------
                                                                        38,754          17,495
Commitments and Contingencies (Note 8)

Stockholders' Equity:
   Preferred stock - authorized 100,000 shares of $.01 par
       value; no shares issued or outstanding                               --              --
   Common stock - authorized 40,000,000 shares,
       par value $.0001 per share; issued and
       outstanding 22,177,598 in 2000 and 21,546,271 in 1999                 2               2
   Additional paid-in capital                                           72,864          66,614
   Accumulated deficit                                                  (7,589)        (27,223)
                                                                     ---------       ---------
                                                                        65,277          39,393
                                                                     ---------       ---------

                                                                     $ 104,031       $  56,888
                                                                     =========       =========

See accompanying notes to financial statements.

NOVEN PHARMACEUTICALS, INC.

Statements of Operations
Years Ended December 31, 2000, 1999 and 1998
(in thousands except per share amounts)

                                                               2000          1999          1998
                                                             --------      --------      --------
 Revenues:
    Product sales                                            $ 41,998      $ 31,334      $ 20,114
    License revenue                                               926           316         1,728
                                                             --------      --------      --------
    Total revenues                                             42,924        31,650        21,842

 Expenses:
    Cost of products sold                                      19,219        12,721         9,447
    Research and development                                   13,621         7,171         6,808
    Marketing, general and administrative                       8,737         7,860        10,105
                                                             --------      --------      --------
    Total expenses                                             41,577        27,752        26,360
                                                             --------      --------      --------

 Income (loss) from operations                                  1,347         3,898        (4,518)

 Equity in earnings of Novogyne                                 9,294         1,487            --
 Interest income, net                                           1,385           343           439
                                                             --------      --------      --------
 Income (loss) before income taxes                             12,026         5,728        (4,079)
 Income tax benefit                                             7,608         4,732            --
                                                             --------      --------      --------
 Net income (loss)                                           $ 19,634      $ 10,460      $ (4,079)
                                                             ========      ========      ========

 Basic earnings (loss) per share                             $   0.90      $   0.49      $  (0.19)
                                                             ========      ========      ========

 Diluted earnings (loss) per share                           $   0.84      $   0.48      $  (0.19)
                                                             ========      ========      ========

 Weighted average number of common shares outstanding:
    Basic                                                      21,914        21,508        21,013
                                                             ========      ========      ========
    Diluted                                                    23,249        21,897        21,013
                                                             ========      ========      ========






See accompanying notes to financial statements.

NOVEN PHARMACEUTICALS, INC.

Statements of Stockholders' Equity
Years Ended December 31, 2000, 1999 and 1998
(in thousands)


                                                  COMMON STOCK        ADDITIONAL
                                              --------------------      PAID-IN    ACCUMULATED        TREASURY
                                              SHARES        AMOUNT      CAPITAL      DEFICIT            STOCK         TOTAL
                                              ------        ------      -------    ------------       ---------      --------

Balance at December 31, 1997                  20,475       $      2      $ 64,146       $(33,604)      $   (663)      $ 29,881
    Issuance of shares pursuant
       to stock option plan, net                  41             --            23             --             --             23
    Issuance of shares pursuant
       to exercise of warrants                   966             --         2,500             --             --          2,500
    Net loss                                      --             --            --         (4,079)            --         (4,079)
                                            --------       --------      --------       --------       --------       --------
Balance at December 31, 1998                  21,482              2        66,669        (37,683)          (663)        28,325
    Issuance of shares pursuant
       to stock option plan, net                  96             --           247             --             --            247
    Retirement of shares of treasury
       stock, at cost                            (97)            --          (663)            --            663             --
    Issuance of shares for bonus
       compensation                               65             --           361             --             --            361
    Net income                                    --             --            --         10,460             --         10,460
                                            --------       --------      --------       --------       --------       --------
Balance at December 31, 1999                  21,546              2        66,614        (27,223)            --         39,393
    Issuance of shares pursuant
       to stock option plan, net                 574             --         3,707             --             --          3,707
    Issuance of shares for bonus
       compensation                               55             --           782             --             --            782
    Tax benefit from exercise of stock
       options                                    --             --         1,650             --             --          1,650
    Issuance of shares of stock and
       options to charitable
       organizations                               3             --           111             --             --            111
    Net income                                    --             --            --         19,634             --         19,634
                                            --------       --------      --------       --------       --------       --------
Balance at December 31, 2000                  22,178       $      2      $ 72,864       $ (7,589)      $     --       $ 65,277
                                            ========       ========      ========       ========       ========       ========


See accompanying notes to financial statements.

NOVEN PHARMACEUTICALS, INC.

Statements of Cash Flows
Years Ended December 31, 2000, 1999 and 1998
(in thousands except share amounts)

                                                                               2000           1999           1998
                                                                             --------       --------       --------
Cash flows from operating activities:
   Net income (loss)                                                         $ 19,634       $ 10,460       $ (4,079)
   Adjustments to reconcile net income (loss) to net cash
       provided by (used in) operating activities:
         Depreciation and amortization                                          1,325          1,363          1,206
         Amortization of patent costs                                             237            208            255
         Deferred income tax benefit                                           (9,401)        (5,000)            --
         Recognition of deferred license revenue                                 (926)          (316)          (226)
         Equity in earnings of Novogyne                                        (9,294)        (1,487)            --
         Expense related to issuance of shares of stock and
          options to charitable organizations                                     111             --             --
         (Increase) decrease in accounts receivable                            (2,662)            29         (1,819)
         Decrease (increase) in due from Novogyne                                 767           (195)        (3,489)
         Increase in inventories                                               (2,520)          (845)          (232)
         (Increase) decrease in prepaid and other current assets                  (80)             6           (139)
         Decrease (increase) in deposits and other assets                         248           (245)           (50)
         Increase in accounts payable                                           1,437            131          2,791
         Increase in accrued compensation and related liabilities               1,049          1,683            693
         Increase in other accrued liabilities                                  1,561          1,052             51
         Increase in deferred license revenue                                  20,118          2,700             --
                                                                             --------       --------       --------

                  Cash flows provided by (used in) operating activities        21,604          9,544         (5,038)

Cash flows from investing activities:
   Maturity of securities, net                                                     --             --          5,880
   Purchase of property, plant and equipment, net                              (1,150)        (1,173)        (1,480)
   Investment in Novogyne                                                          --             --         (7,500)
   Distribution from Novogyne                                                   2,228            622             --
   Payments for patent development costs                                         (404)          (248)          (259)
                                                                             --------       --------       --------

                  Cash flows provided by (used in) investing activities           674           (799)        (3,359)

Cash flows from financing activities:
   Issuance of common stock                                                     3,707            247          2,523
   Notes payable                                                                 (347)           773            179
                                                                             --------       --------       --------

                  Cash flows provided by financing activities                   3,360          1,020          2,702
                                                                             --------       --------       --------

Net increase (decrease) in cash and cash equivalents                           25,638          9,765         (5,695)

Cash and cash equivalents, beginning of year                                   15,338          5,573         11,268
                                                                             --------       --------       --------

Cash and cash equivalents, end of year                                       $ 40,976       $ 15,338       $  5,573
                                                                             ========       ========       ========


Cash payments for income taxes were $647 in 2000 and $123 in 1999. No income tax payments were made in 1998. Cash payments for interest were $64.3 in 2000, $49.3 in 1999 and $1.0 in 1998.

Accrued compensation for the years ended 2000, 1999 and 1998 includes bonuses for certain employees and officers. Bonuses for 1999 and 1998 were partially settled by issuance of 55,125 and 65,000 shares of common stock with a value of $782 and $361, respectively.

During 1999, Noven retired 97,100 shares of treasury stock valued at $663.

See accompanying notes to financial statements.

NOVEN PHARMACEUTICALS, INC.
Notes to Financial Statements
Years Ended December 31, 2000, 1999 and 1998


1.       Summary of significant accounting policies:
                  Noven Pharmaceuticals, Inc. ("Noven") was incorporated in Delaware in 1987 and is engaged principally in one line of business, the manufacture and development of advanced transdermal and transmucosal drug delivery technologies and products.

         Vivelle Ventures LLC:
                  Noven and Novartis Pharmaceuticals Corporation ("Novartis") entered into a joint venture by forming a limited liability company, Vivelle Ventures LLC (d/b/a Novogyne Pharmaceuticals) ("Novogyne"), effective May 1, 1998, to market and sell women's healthcare products in the United States and Canada, including Noven's transdermal estrogen delivery systems marketed under the brand names Vivelle(R) and Vivelle-Dot(TM). Noven accounts for its 49% investment in Novogyne under the equity method. Noven defers the recognition of 49% of its profit on products sold to Novogyne that remain in Novogyne's inventory until the products are sold.

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

         Inventories:
                  Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventory costs include material, labor and manufacturing overhead. The following are the major classes of inventories as of December 31 (in thousands):

                               2000        1999
                              ------      ------
         Finished goods       $  319      $  125
         Work in process       1,567         973
         Raw materials         4,212       2,480
                              ------      ------
         Total                $6,098      $3,578
                              ======      ======

             Inventories at December 31, 2000 and 1999 relate to Noven's transdermal and transmucosal delivery systems. To date, Noven has not experienced and does not anticipate any difficulty acquiring materials necessary to manufacture its transdermal and transmucosal delivery systems. No assurance can be given that Noven will not experience difficulty in the future.

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

             Using its best estimates, Noven reviews for impairment long-lived assets and certain identifiable intangibles to be held and used whenever events or changes in circumstances indicate that the carrying amount of its assets might not be recoverable.

     Patent Development Costs:
             Costs related to the development of patents, principally legal fees, are capitalized and amortized over the lesser of their estimated economic useful lives or their remaining legal lives.

     Income Taxes:
             Noven's share of Novogyne's earnings is included in income before taxes. Noven accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". SFAS 109 provides that income taxes are accounted for using an asset and liability method which requires the recognition of deferred income tax assets and liabilities for expected future tax consequences of temporary differences between tax bases and financial reporting bases of assets and liabilities (see Note 7).

     Revenue Recognition:
             Substantially all of Noven's product sales were to its licensees, including Novogyne (see Notes 3 and 4). Revenues from product sales are recognized at the time of shipment. Certain license agreements provide for an adjustment to the price of the product based upon the licensee's actual sales price. Noven records such adjustments to revenues at the time that the information necessary to make the determination is received from the licensees. Royalty revenue consists of royalties payable by Novogyne and Novartis from sales of Vivelle(R) and Vivelle-Dot(TM) in the United States and Canada. Royalty revenue is recognized when earned and determinable and is included in product sales. Royalty revenue, in the amount of $3.7 million, $2.9 million and $2.6 million, was included in product sales for 2000, 1999 and 1998, respectively.

             License revenue consists of up-front, milestone and similar payments under license agreements and is recognized when earned under the terms of the applicable agreements. In some cases, license revenue will be deferred and recognized as license revenue over time.

             Certain license agreements entitle Noven to minimum fees. Noven records revenue related to minimum fees as soon as supporting data is provided by the licensee. If the minimum fees are not determinable, Noven records these fees on a cash basis. These fees are included in product revenue.

             Noven has conformed its revenue recognition policy to the requirements of Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements", the effects of which are immaterial for all periods presented.

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

     Fair Value of Financial Instruments:
             The carrying amounts of financial instruments such as cash and cash equivalents, accounts receivable, accounts payable and accrued expenses reasonably approximate fair value because of the short maturity of these items. The Company believes the carrying amounts of the Company's notes payable and obligations under capital leases approximate fair value because the interest rates on these instruments change with, or approximate, market interest rates.

     Earnings (Loss) Per Share:
             Basic earnings (loss) per share is computed based on the average number of common shares outstanding. Diluted earnings (loss) per share is computed under the treasury stock method, whereby dilutive stock options are assumed to be exercised. Common equivalent shares are not included in the per share calculations when the effect of their inclusion would be antidilutive.

     Employee Stock Plans:
             In accordance with the provisions of Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation", Noven may elect to continue to apply the provisions of the Accounting Principles Board's Opinion No. 25 (APB 25, "Accounting for Stock Issued to Employees") and related interpretations in accounting for its employee stock option plans, or adopt the fair value method of accounting prescribed by SFAS 123. Noven has elected to continue to account for its stock plans using APB 25, and therefore generally is not required to recognize compensation expense in connection with these plans. Companies that continue to use APB 25 are required to present, in the notes to the financial statements, the pro forma effects on reported net income and earnings per share as if compensation expense had been recognized based on the fair value of options granted (see Note 9).

     Concentrations of Credit Risk:
             Noven's customers consist of Novogyne and a limited number of pharmaceutical companies with worldwide operations. Noven performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral to secure accounts receivable. Noven maintains an allowance for doubtful accounts based on an assessment of the collectibility of such accounts.

     Reclassification:
             Certain amounts presented in the accompanying financial statements for prior years have been reclassified to conform to the current year's presentation.

     Recent Accounting Pronouncements:
             In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes standards for the accounting and reporting of derivative instruments embedded in other contracts (collectively referred to as derivatives) and of hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure these instruments at fair value. In July 1999, the FASB issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB Statement No. 133", which changes the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. Noven does not expect the adoption of SFAS No. 133 to have any effect on its financial statements or disclosures.

2.   Property, Plant and Equipment, net:
             Property, plant and equipment consists of the following at December 31, 2000 and 1999 (in thousands):

                                                               2000       1999
                                                             -------    -------
         Land                                                $ 2,540    $ 2,540
         Building and improvements                             2,393      2,393
         Leased property and leasehold improvements            8,826      8,646
         Manufacturing and testing equipment                   7,710      6,908
         Furniture                                               998        830
                                                             -------    -------

                                                              22,467     21,317

         Less accumulated depreciation and amortization        7,313      5,988
                                                             -------    -------

                                                             $15,154    $15,329
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

              Noven has two license agreements with Aventis. These agreements grant Aventis the right to market Noven's first generation transdermal estrogen delivery system worldwide except for the United States and Canada and to market Noven's transdermal combination estrogen/progestin delivery system worldwide. The agreements also grant Aventis the right to market Noven's second generation transdermal estrogen delivery system in Japan. The agreements provide Noven certain milestone payments and fees based on Aventis' sales. Noven received milestone payments totaling $1.5 million in 1998, resulting from Aventis' receipt of regulatory approval for the combination product in the United States and certain European countries. Noven does not expect to receive any milestone payments under the existing agreements in 2001. Aventis funded the construction of a manufacturing facility for the production by Noven of transdermal drug delivery systems. Noven leases the facility at a nominal rate for a term of 31.5 years expiring in 2024 and has the right to purchase the facility at any time during the term of the lease at Aventis' book value. Noven has recorded both the facility and deferred revenue at amounts equal to the funds advanced by Aventis which are deferred and recognized as depreciation expense and license revenue over the life of the underlying lease.

             In October 1999, Novartis Pharma AG ("Novartis AG") sublicensed Aventis' rights to market (1) Noven's combination estrogen/progestin transdermal delivery system in all countries other than the United States and Japan, and (2) Noven's first generation estrogen transdermal delivery system in all countries other than the United States, Canada and Japan. In connection with the sublicense transaction, and pursuant to Noven's license agreement with Aventis, Noven received $2.7 million in cash from Aventis as Noven's share of the sublicense fees paid by Novartis to Aventis. This amount was recorded as deferred license revenue and is being recognized as license revenue over seven and one half years beginning in the fourth quarter of 1999.

             In November 2000, Noven entered into an exclusive license agreement with Novartis AG pursuant to which Noven granted Novartis AG the right to market Noven's second generation transdermal estrogen delivery system under the name Estradot(TM) in all countries other than the United States, Canada and Japan. The agreement also grants Novartis AG marketing rights, in its territory, to any product improvements and future generations of estrogen patches developed by Noven. Noven received an up-front license payment of $20 million upon execution of the agreement and will receive an additional milestone payment upon Novartis AG's receipt of regulatory approval for Estradot(TM) in certain European countries. The up-front payment was deferred and is being recognized as license revenue over 10 years beginning in the fourth quarter of 2000, and the milestone payment will be similarly treated if and when it is received. Noven will manufacture Estradot(TM) for Novartis AG.

4.   Investment in Vivelle Ventures LLC:
             In 1998, Noven invested $7.5 million in return for a 49% equity interest in Novogyne. In return for a 51% equity interest, Novartis granted an exclusive sublicense to Novogyne of a license agreement with Noven (see
     Note 3). This sublicense assigned certain of Novartis' rights and obligations under license and supply agreements with Noven, and granted an exclusive license to Novogyne of the Vivelle(R) trademark. Noven shares in the income of Novogyne according to an established formula after an annual preferred return of $6.1 million to Novartis. During 2000 and 1999, Novogyne produced $29.1 million and $10.7 million, respectively, of net income, and Noven recorded $9.3 million and $1.5 million, respectively, as equity in earnings of Novogyne. In 2000 and 1999, Noven received cash distributions of $2.2 million and $0.6 million, respectively, from Novogyne based on Novogyne's results of operations for the years ended December 31, 1999 and 1998, respectively. For the fiscal year ended December 31, 1998, Novogyne did not produce sufficient income under the established formula for Noven to recognize income from the operations of Novogyne. Under the terms of the agreement, however, Novogyne did generate sufficient income in 1998 to meet Novartis' preferred return.

           During the years ended December 31, 2000 and 1999 and the period from May 1, 1998 (Date of Inception) through December 31, 1998, Noven had the following transactions with Novogyne (in thousands):

                                           2000         1999        1998
                                         -------      -------      -------
         Revenue:
              Trade product              $13,220      $ 5,661      $ 4,289
              Sample product and other     2,269        2,805        1,276
              Royalty                      3,429        2,555        1,607
                                         -------      -------      -------
                                         $18,918      $11,021      $ 7,172
                                         =======      =======      =======
         Expenses:

              Services                   $10,180      $ 8,367      $ 3,947
              Product specific
                 marketing expenses        4,133        2,695        1,672
                                         -------      -------      -------
                                         $14,313      $11,062      $ 5,619
                                         =======      =======      =======

           As of December 31, 2000 and 1999, the due from Novogyne is as follows (in thousands):

                                                2000         1999
                                              -------      -------
         Sales of product                     $ 1,266      $ 1,103
         Services provided by Noven             2,272        1,889
         Royalty                                  935        1,053
         Deferred profit on Novogyne
           inventory                           (1,556)        (361)
                                              -------      -------
                                              $ 2,917      $ 3,684
                                              =======      =======




           Under the terms of the joint venture agreements, Noven is responsible for the manufacture of the products, retention of samples and regulatory documentation, design and implementation of an overall marketing and sales program in the hospital and retail sales sectors of the market, including the preparation of marketing plans and sales force staffing and management, and the procurement of advertising services in connection with the marketing and promotion of the products. All other matters, including inventory control and distribution, management of marketing and sales programs for the managed care sector of the market, customer service support, regulatory affairs support and other administrative services are provided by Novartis.

           The condensed Statements of Operations of Novogyne for the years ended December 31, 2000 and 1999 and for the period from May 1, 1998 (Date of Inception) through December 31, 1998 are as follows (in thousands):

                                          2000         1999          1998
                                         -------      -------      -------

          Revenues                       $58,544      $34,274      $16,739

          Cost of sales                    9,698        6,530        3,793
          Selling, general and
            administrative expenses       21,315       17,720        9,900

          Income from operations          27,531       10,024        3,046

          Interest income                  1,562          661          333
                                         -------      -------      -------

          Net income                     $29,093      $10,685      $ 3,379
                                         =======      =======      =======

         The condensed Balance Sheets of Novogyne at December 31, 2000 and 1999 are as follows (in thousands):

                                                              2000       1999
                                                            -------    -------
          Total assets (all of which are current)           $41,382    $24,433

          Total liabilities (all of which are current)      $ 9,956    $ 9,036

          Members' capital                                  $31,426    $15,397

           The joint venture operating agreement also has a buy/sell provision which allows each party to compel either the purchase of the other party's interest in Novogyne or the sale of its own interest in Novogyne at a price set by the party triggering the buy/sell provision. Either party may dissolve Novogyne following the third anniversary of the formation of Novogyne (May 2001) in the event that Novogyne does not achieve certain financial results. Noven expects that the applicable financial targets will be achieved, although no assurance can be given that unexpected events will not affect Novogyne's financial performance. Dissolution can also result from a change in control of Noven if the acquirer is a top ten pharmaceutical company (as measured by annual dollar sales). Upon dissolution, Novartis would reacquire the rights to market Vivelle(R) and Vivelle-Dot(TM) and Novogyne's other assets would be liquidated and distributed to the parties in accordance with their capital account balances as determined pursuant to the operating agreement.

5.   Credit Facility:
           In December 2000, Noven entered into a credit agreement with a bank for a secured revolving credit facility (the "Credit Facility") providing up to the lesser of (a) $10 million or (b) the then eligible accounts receivable. The Credit Facility will terminate in April 2002. Amounts outstanding under the credit facility bear interest at LIBOR plus 1.50% (8.07% at December 31, 2000). Amounts outstanding under the Credit Facility are secured by accounts receivable and inventory. Noven pays certain fees in connection with the Credit Facility, including a quarterly commitment fee of 0.0625% of the aggregate unused portion of the Credit Facility. At December 31, 2000, there were no amounts outstanding under the Credit Facility. The terms of the Credit Facility include, among other provisions, minimum net worth, revenue and operating results requirements, as well as certain financial ratios, measured on a quarterly basis.

6.   Notes Payable:
           In May 1999, Noven entered into a Master Finance Lease Agreement (the "Master Lease") for $1 million with a base lease term of three or four years depending upon the equipment type. The terms of the Master Lease include, among other provisions, minimum net worth, revenue and operating results requirements, as well as certain financial ratios, measured on a quarterly basis. Transactions under the Master Lease have been accounted for as financing arrangements.

         Long-term obligations, less installments due within one year, are summarized below (in thousands):

                                                     2000      1999
                                                     ----      ----
         Borrowings under Master Lease,
           8%, maturing in 2003                      $402      $545

         Capitalized equipment lease,
           11%, maturing in 2004                       26        31

         Insurance installment
           note, 6%, maturing in 2001                 177       376
                                                     ----      ----
                                                      605       952

         Less: installments due within one year       340       348
                                                     ----      ----
                                                     $265      $604
                                                     ====      ====

           Principal payments on existing long-term debt for the years succeeding December 31, 2000 are $340 in 2001, $177 in 2002, $83 in 2003
     and $5 in 2004.


7.   Income Taxes:
           The components of the benefit from income taxes in 2000 and 1999 are as follows (in thousands):

                                                2000          1999
                                              -------       -------
         Current Income Taxes
            Federal                           $ 1,251       $   193
            State                                 542            75
                                              -------       -------

                                                1,793           268

         Deferred Income Tax Benefit
            Federal                            (8,789)       (4,655)
            State                                (612)         (345)
                                              -------       -------
                                               (9,401)       (5,000)
                                              -------       -------
         Income Tax Benefit                   $(7,608)      $(4,732)
                                              =======       =======

           Deferred income taxes arise due to timing differences in reporting of certain income and expense items for book purposes and income tax purposes. The following table summarizes the tax effects comprising Noven's net deferred income tax asset as of December 31, 2000 and 1999 (in thousands):

                                                      2000          1999
                                                    --------      --------
         Deferred Income Tax Assets:
             Deferred license revenue               $  8,062      $    957
             General business credit                   6,052         4,922
             Joint venture interest                      575           501
             Alternative minimum tax credit              586           185
             Net operating losses                         --         9,999
             Other                                       417           389
                                                    --------      --------

              Total deferred income tax assets        15,692        16,953

         Deferred Income Tax Liabilities:

             Basis difference in fixed assets            492           423
                                                    --------      --------
         Net deferred income tax asset                15,200        16,530

         Valuation allowance                              --       (11,530)
                                                    --------      --------
         Net Deferred Income Tax Asset              $ 15,200      $  5,000
                                                    ========      ========

           At December 31, 1999, Noven established $11.5 million in valuation allowances against its deferred income tax assets, which consisted primarily of net operating loss and research and development credit carryforwards. A portion of the carryforwards was utilized against 2000 income, and Noven recognized a deferred income tax asset of $15.2 million. Realization of the net deferred income tax asset of $15.2 million is dependent upon generating sufficient future taxable income. Although realization is not assured, management believes it is more likely than not that the net deferred income tax asset will be realized based upon estimated future taxable income of Noven and, accordingly, no valuation allowance for the net deferred income tax asset was deemed necessary at December 31, 2000.

           At December 31, 2000, Noven had research and development credit carryforwards of $6.1 million, which will expire in 2002 through 2020.

           The income tax benefits derived from the exercise of non-qualified stock options and disqualifying dispositions of incentive stock options, when realized, are credited to additional paid-in capital. For the year ended December 31, 2000, Noven credited $1.7 million to additional paid-in capital related to the tax benefits from the exercise of stock options.

           The difference between the statutory federal income tax rate applied to pretax income and the total income tax benefit is reconciled as follows (dollars in thousands):



                                                     2000                  1999                  1998
                                               ------------------    --------------------   ------------------
                                                AMOUNT        %       AMOUNT          %      AMOUNT       %
                                               --------     -----    --------       -----   --------     -----
         Income taxes at statutory rate        $  4,089      34.0    $  1,947        34.0   $ (1,387)    (34.0)
         Increase (decrease) in taxes:
           State income tax, net of federal
            benefits                                470       3.9        (178)       (3.1)        --        --
           Research and development
            expenditures                           (700)     (5.8)        225         3.9        211       5.2
           Other                                     63        .5          19         0.3         --        --
           Establishment (reduction) of
            valuation allowance on
            deferred income tax assets          (11,530)    (95.9)     (6,745)     (117.7)     1,176      28.8
                                               --------     -----    --------     -------   --------      ----
         Income tax benefit                    $ (7,608)    (63.3)   $ (4,732)      (82.6)  $     --        --
                                               ========    ======    ========     =======   ========      ====

8.   Commitments and Contingencies:
           Noven has an employment agreement with Robert C. Strauss, its President, Chief Executive Officer and Co-Chairman, that provides for a base salary subject to cost of living increases each year and other increases and bonuses. This agreement provides for annual commitments of approximately $0.5 million and has a term extending through 2002.

           Noven has a formula bonus plan that includes company and individual performance goals, and Noven incurred $2.2 million, $2.1 million and $0.9 million of bonus expenses in 2000, 1999 and 1998, respectively. Under the plan, a fixed percentage of each employee's base salary is set as a target incentive bonus award for such employee. To the extent that actual company performance is equal to, exceeds or is less than the company performance targets, an employee's bonus award may be equal to, greater than or less than his target award. An employee's non-financial goals are then considered in determining his final bonus award. In 2000 and 1999, Noven met or exceeded each of the company performance goals, and in accordance with the plan formula the bonus awards to most employees were greater than their initial target awards.

            In September 2000, Noven entered into a Severance and Non-Competition Agreement with Steven Sablotsky, its Co-Chairman of the Board of Directors. Pursuant to the agreement, Mr. Sablotsky's employment as an officer of Noven will terminate on June 1, 2001. Noven will pay Mr. Sablotsky $1.2 million on that date, which will be amortized over the period of his three year non-competition agreement.

9.   Stock Option Plans:
            Noven established its 1999 Long-Term Incentive Plan (the "1999 Plan") on June 8, 1999. The 1999 Plan replaced Noven's 1997 Stock Option Plan (the "1997 Plan") and no future stock option awards may be granted under the 1997 Plan. The 1999 Plan provides for the granting of up to 3,768,848 incentive and non-qualified stock options to selected individuals, including 2,768,848 shares that remained available under the 1997 Plan at the time of its termination. The terms and conditions of these options (including price, vesting schedule, term and number of shares) are determined by the Compensation and Stock Option Committee, which administers the 1999 Plan. The per share exercise price of (i) non-qualified stock options granted to directors and all other persons can not be less than the fair market value of the common stock on the date of grant, (ii) incentive stock options granted to employees can not be less than the fair market value of the common stock on the date of grant and
     (iii) incentive stock options granted to employees owning in excess of 10% of Noven's issued and outstanding common stock can not be less than 110% of the fair market value of the common stock on the date of grant.

            Each option granted under the 1999 Plan is exercisable after the period(s) specified in the relevant option agreement, and no option can be exercised after ten years from the date of grant (or five years from the date of grant in the case of a grantee of an incentive stock option holding more than 10% of the issued and outstanding Noven common stock). At December 31, 2000, there were approximately 1,142,000 stock options outstanding under the 1999 Plan. Generally, the options vest over a period of five years, beginning one year after date of grant.

           The 1997 Plan, originally effective January 1, 1997, provided for the granting of up to 4,000,000 incentive and non-qualified stock options. At December 31, 2000, there were approximately 1,134,000 stock options outstanding under the 1997 Plan. The 1997 Plan is also administered by the Compensation and Stock Option Committee, and the terms and conditions of the 1997 Plan are similar to those of the 1999 Plan.

           Noven also has an earlier stock option plan, which had provisions similar to those of the 1997 and 1999 Plans. This plan terminated on December 31, 1996, and no additional options may be granted under this plan. At December 31, 2000, there were approximately 225,000 stock options outstanding under this plan.

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

                                               2000          1999          1998
                                           ----------    ----------    ----------
     Net income (loss):
         As reported                       $   19,634    $   10,460    $   (4,079)
         Pro forma                         $   16,527    $    8,412    $   (6,160)

     Basic earnings (loss) per share:
         As reported                       $     0.90    $     0.49    $    (0.19)
         Pro forma                         $     0.75    $     0.39    $    (0.29)

     Diluted earnings (loss) per share:
         As reported                       $     0.84    $     0.48    $    (0.19)
         Pro forma                         $     0.71    $     0.38    $    (0.29)


           The fair value of each option granted during 2000, 1999 and 1998, is estimated as $23.44, $5.40 and $2.57, respectively, on the date of the grant using the Black Scholes option-pricing model with the assumptions listed below.

                                      2000        1999       1998
                                    -------     -------    -------

         Volatility                    84.6%       61.3%      64.5%
         Risk free interest rate       5.75%       5.72%      5.16%
         Expected life (years)          6           7          7

           Stock option transactions related to the plans are summarized as follows (options and shares in thousands):


                                        2000                          1999                       1998
                                 -----------------------     ---------------------    -------------------------
                                                WEIGHTED                  WEIGHTED                     WEIGHTED
                                                AVERAGE                    AVERAGE                     AVERAGE
                                                EXERCISE                  EXERCISE                     EXERCISE
                                   OPTIONS       PRICE        OPTIONS      PRICE       OPTIONS          PRICE
                                   -------       -----        -------      -----       -------          -----
         Outstanding at
            beginning of year        2,554     $    8.32        2,026     $    7.61        1,594     $    8.27
         Granted                       626     $   33.37          755     $    9.54          675     $    6.84
         Exercised                    (634)    $    8.41         (105)    $    2.91          (56)    $    2.31
         Canceled and expired          (45)    $    8.06         (122)    $    8.63         (187)    $   11.89
                                     -----                      -----                      -----
         Outstanding at end
            of year                  2,501     $   14.57        2,554     $    8.32        2,026     $    7.57
                                     =====                      =====                      =====
         Options exercisable
            at end of year             745     $    8.87          851     $    8.28          656     $    8.21
                                     =====                      =====                      =====
         Shares of  common
            stock reserved           4,909                      5,834                      4,928
                                     =====                      =====                      =====


           The following table summarizes information concerning outstanding and exercisable options at December 31, 2000 (options in thousands):


                                  OPTIONS OUTSTANDING                                   OPTIONS EXERCISABLE
                     ---------------------------------------------------          -------------------------------------

   RANGE OF              NUMBER        WEIGHTED AVERAGE                               NUMBER
   EXERCISE            OUTSTANDING        REMAINING         WEIGHTED AVERAGE        EXERCISABLE     WEIGHTED AVERAGE
   PRICES              AT YEAR END    CONTRACTUAL LIFE        EXERCISE PRICE        AT YEAR END       EXERCISE PRICE
   -----------        -------------- --------------------- --------------------     -----------    ---------------------

   $  2.31  -   2.31          5               0.3                $   2.31                 5              $    2.31
   $  4.19  -   6.25        969               4.3                $   5.66               403              $    5.85
   $  6.31  -   9.13        232               3.8                $   8.34                79              $    8.31
   $ 10.00  -  14.38        608               4.8                $  11.73               172              $   12.30
   $ 15.75  -  20.56         90               2.1                $  17.08                86              $   17.03
   $ 32.06  -  41.81        597               6.9                $  34.03                --                     --
                       --------                                                      -------
                          2,501               4.9                $  14.57               745              $    8.87
                       ========                                                      =======

10.  401(k) Savings Plan:
           On January 1, 1997, Noven established a savings plan under section 401(k) of the Internal Revenue Code (the "401(k) Plan") covering substantially all employees who have completed three months of service and have reached the age of twenty-one. This plan allows eligible participants to contribute from one to fifteen percent of their current compensation to the 401(k) Plan. Noven determines, on a year-to-year basis, the amount, if any, that it will provide as a matching contribution. For the years ended December 31, 2000, 1999 and 1998, Noven made no matching contributions.

11.  Segment, Geographic and Customer Data:
           Noven is engaged principally in one line of business, the development and commercialization of advanced transdermal drug delivery systems, which represents more than 90% of total revenue. There were no sales or transactions between geographic areas. The following table presents information about Noven's revenues by geographic area (in thousands):

                                   2000       1999       1998
                                  -------    -------    -------
         United States            $25,386    $22,623    $15,490
         Other countries           17,538      9,027      6,352
                                  -------    -------    -------
         Total Revenue            $42,924    $31,650    $21,842
                                  =======    =======    =======

         Total revenue by customer of Noven, including royalty payments and license revenue (in thousands):

                                    2000       1999       1998
                                  -------    -------    -------
         Novogyne                 $18,918    $11,021    $ 7,172
         Novartis AG/Novartis      15,614      1,749      1,607
         Aventis                    7,620     18,059     11,677
         Other                        772        821      1,386
                                  -------    -------    -------
         Total Revenue            $42,924    $31,650    $21,842
                                  =======    =======    =======

12.      Unaudited Quarterly Condensed Financial Data
         (in thousands, except per share amounts):


         2000                                 FIRST       SECOND       THIRD        FOURTH     FULL YEAR
         ----                               --------     --------     --------     --------    ---------
         Revenue                            $  9,603     $ 10,481     $ 11,163     $ 11,677     $ 42,924
         Total operating expenses              8,418       10,374       10,215       12,570       41,577
                                            --------     --------     --------     --------     --------

         Income (loss) from operations         1,185          107          948         (893)       1,347
         Equity in earnings of  Novogyne         477        3,253        2,653        2,911        9,294
         Interest income, net                    200          267          306          612        1,385
         Income tax (provision) benefit          (35)        (153)        (282)       8,078        7,608
                                            --------     --------     --------     --------     --------
         Net income                         $  1,827     $  3,474     $  3,625     $ 10,708     $ 19,634
                                            ========     ========     ========     ========     ========
         Basic earnings per share           $   0.08     $   0.16     $   0.16     $   0.48     $   0.90
                                            ========     ========     ========     ========     ========
         Diluted earnings per share         $   0.08     $   0.15     $   0.15     $   0.45     $   0.84
                                            ========     ========     ========     ========     ========


         1999                                 FIRST       SECOND       THIRD        FOURTH     FULL YEAR
         ----                               --------     --------     --------     --------    ---------

         Revenue                            $  7,477     $  7,493     $  8,060     $  8,620     $ 31,650
         Total operating expenses              6,804        6,589        6,849        7,510       27,752
                                            --------     --------     --------     --------     --------

         Income from operations                  673          904        1,211        1,110        3,898
         Equity in earnings of Novogyne           --           --           --        1,487        1,487
         Interest income, net                     52           64           77          150          343
         Income tax (provision) benefit           (9)          (9)         (50)       4,800        4,732
                                            --------     --------     --------     --------     --------
         Net income                         $    716     $    959     $  1,238     $  7,547     $ 10,460
                                            ========     ========     ========     ========     ========
         Basic earnings per share           $   0.03     $   0.05     $   0.06     $   0.35     $   0.49
                                            ========     ========     ========     ========     ========
         Diluted earnings per share         $   0.03     $   0.05     $   0.06     $   0.34     $   0.48
                                            ========     ========     ========     ========     ========

REPORT OF INDEPENDENT ACCOUNTANTS

To the Management Committee of
Vivelle Ventures LLC d/b/a Novogyne Pharmaceuticals

In our opinion, the accompanying balance sheets and the related statement of operations', members' capital and cash flows present fairly, in all material respects, the financial position of Vivelle Ventures LLC at December 31, 2000 and December 31, 1999, and the results of their operations and their cash flows for the years ended December 31, 2000 and December 31, 1999 and for the period May 1, 1998 (date of inception) through December 31, 1998 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Florham Park, New Jersey
January 26, 2001

VIVELLE VENTURES LLC
d/b/a NOVOGYNE PHARMACEUTICALS

BALANCE SHEET
AS OF DECEMBER 31, 2000 AND 1999


                                                                            2000               1999
                                                                        -----------         -----------
ASSETS
    Current assets
      Due from affiliate - Novartis Pharmaceuticals Corporation         $35,476,621         $22,125,751
      Due from Novartis Pharmaceuticals Canada, Inc.                        244,688             140,396
      Finished goods inventory (net of reserves of $200,000
        as of December 31, 2000 and 1999)                                 5,660,562           2,063,121
      Prepaid expenses                                                           --             104,040
                                                                        -----------         -----------
        Total current assets                                            $41,381,871         $24,433,308
                                                                        ===========         ===========

LIABILITIES AND MEMBERS' CAPITAL
    Current liabilities
      Due to affiliate - Noven Pharmaceuticals, Inc.                    $ 4,472,350         $ 4,045,767
      Accrued liabilities                                                   113,120              87,492
      Allowance for returns                                               5,370,495           4,902,438
                                                                        -----------         -----------
        Total current liabilities                                         9,955,965           9,035,697
                                                                        -----------         -----------

      Commitments and contingencies (see Note 5)

    Members' capital
      Capital contributions                                               2,332,707           4,712,352
      Accumulated earnings                                               29,093,199          10,685,259
                                                                        -----------         -----------
        Total members' capital                                           31,425,906          15,397,611
                                                                        -----------         -----------

        Total liabilities and members' capital                          $41,381,871         $24,433,308
                                                                        ===========         ===========







The accompanying notes are an integral part of these financial statements.

VIVELLE VENTURES LLC
d/b/a NOVOGYNE PHARMACEUTICALS

STATEMENT OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999 AND FOR
THE PERIOD MAY 1, 1998 (DATE OF INCEPTION) THROUGH DECEMBER 31, 1998


                                                       2000                1999                1998
                                                  -----------         -----------         -----------

NET SALES
    Third parties                                 $57,221,383         $33,285,381         $16,739,156
    Novartis Pharmaceuticals Canada, Inc.           1,322,772             988,962                  --
                                                  -----------         -----------         -----------

                                                   58,544,155          34,274,343          16,739,156

COST OF SALES
    Third parties                                   9,165,457           6,060,087           3,793,410
    Novartis Pharmaceuticals Canada, Inc.             532,187             470,004                  --
                                                  -----------         -----------         -----------
                                                    9,697,644           6,530,091           3,793,410
                                                  -----------         -----------         -----------
      Gross profit                                 48,846,511          27,744,252          12,945,746
                                                  -----------         -----------         -----------

OPERATING EXPENSES
    Administrative expenses                         1,391,446           1,387,405             552,735
    Sales and marketing expenses                   19,923,978          16,332,452           9,347,194
                                                  -----------         -----------         -----------
      Income from operations                       27,531,087          10,024,395           3,045,817
                                                  -----------         -----------         -----------

OTHER INCOME
    Interest income                                 1,562,112             660,864             333,054
                                                  -----------         -----------         -----------
      Net income                                  $29,093,199         $10,685,259         $ 3,378,871
                                                  ===========         ===========         ===========



The accompanying notes are an integral part of these financial statements.

VIVELLE VENTURES LLC
d/b/a NOVOGYNE PHARMACEUTICALS

STATEMENT OF MEMBERS' CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999 AND FOR THE
PERIOD MAY 1, 1998 (DATE OF INCEPTION) THROUGH DECEMBER 31, 1998





                                                           TOTAL
                                                        ------------

Members' capital at May 1, 1998                                   --

Capital contribution by members                         $  7,500,000
Net income                                                 3,378,871
                                                        ------------
    Members' capital at December 31, 1998                 10,878,871

Net income                                                10,685,259
Distributions to members                                  (6,166,519)
                                                        ------------
    Members' capital at December 31, 1999                 15,397,611

Net income                                                29,093,199
Distributions to members                                 (13,064,904)
                                                        ------------
    Members' capital at December 31, 2000               $ 31,425,906
                                                        ============




The accompanying notes are an integral part of these financial statements.

VIVELLE VENTURES LLC
d/b/a NOVOGYNE PHARMACEUTICALS

STATEMENT OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999 AND FOR THE
PERIOD MAY 1, 1998 (DATE OF INCEPTION) THROUGH DECEMBER 31, 1998





                                                                2000                  1999                  1998
                                                           ------------          ------------          ------------
OPERATING ACTIVITIES
    Net income                                             $ 29,093,199          $ 10,685,259          $  3,378,871
    Changes in assets and liabilities
      Due from affiliate - Novartis
        Pharmaceuticals Corporation                         (13,350,870)           (8,412,876)          (13,712,875)
      Due from Novartis Pharmaceuticals
        Canada, Inc.                                           (104,292)             (140,396)                   --
      Inventories                                            (3,597,441)            1,264,424            (3,327,545)
      Prepaid expenses                                          104,040               (19,065)              (84,975)
      Due to affiliate - Noven
        Pharmaceuticals, Inc.                                   426,583               557,041             3,488,726
      Other liabilities                                         493,685             2,232,132             2,757,798
                                                           ------------          ------------          ------------
      Net cash provided by/used in
        operating activities                                 13,064,904             6,166,519            (7,500,000)
                                                           ------------          ------------          ------------

FINANCING ACTIVITIES
    Contribution by members                                          --                    --             7,500,000
    Distributions to members                                (13,064,904)           (6,166,519)                   --
                                                           ------------          ------------          ------------
      Net cash provided by/used in financing
        activities                                          (13,064,904)           (6,166,519)            7,500,000
                                                           ------------          ------------          ------------
        Net increase in cash from above activities                   --                    --                    --

    Cash and cash equivalents at beginning of year                   --                    --                    --
                                                           ------------          ------------          ------------
      Cash and cash equivalents at end of year             $         --          $         --          $         --
                                                           ============          ============          ============







The accompanying notes are an integral part of these financial statements.

VIVELLE VENTURES LLC
d/b/a NOVOGYNE PHARMACEUTICALS

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999 AND FOR THE
PERIOD MAY 1, 1998 (DATE OF INCEPTION) THROUGH DECEMBER 31, 1998

1.       ORGANIZATION, BUSINESS AND BASIS OF ACCOUNTING

         Vivelle Ventures LLC (the "Company") was organized to maintain and grow a franchise in women's health in the United States of America focusing initially on the manufacturing, marketing and sale of a 17B-estradiol transdermal patch product under the trademark "Vivelle(R)" ("Vivelle(R)"). During 1999, the Company began doing business under the name "Novogyne Pharmaceuticals".

         The Company is a limited liability company between Novartis Pharmaceuticals Corporation ("Novartis") and Noven Pharmaceuticals, Inc. ("Noven") (collectively referred to as the "Members"), pursuant to a Formation Agreement dated as of May 1, 1998 (date of inception). Prior to the formation of the Company, Vivelle(R) was marketed by Novartis pursuant to a license ("License Agreement") granted by Noven which owns the patent rights and know-how for Vivelle(R) and Noven had previously supplied Vivelle(R) to Novartis under a supply agreement (the "Supply Agreement"). On May 1, 1998, Novartis granted an exclusive sublicense to the Company of the License Agreement, assigned the Company certain of its rights and obligations under the Supply Agreement, and granted an exclusive license to the Company of the Vivelle(R) trademark as its contribution of capital to the Company. These assets, with a value of $7.8 million as agreed to by the Members, have been recorded by the Company at Novartis' carryover basis of zero. Noven contributed $7.5 million in cash to the Company. Pursuant to the Formation Agreement, the initial capital interests of the Company were owned 51% by Novartis and 49% by Noven.

         Novartis is responsible for providing distribution, administrative and marketing services to the Company, pursuant to certain other agreements. Noven is responsible for supplying Vivelle(R) and other products to the Company and for providing marketing and promotional services pursuant to certain other agreements. The Company has no discrete employees. (See Note 4.)

         The Company commenced selling its second generation transdermal estrogen delivery system "Vivelle-Dot(TM)" ("Vivelle-Dot(TM)") in 1999. The patent rights and know-how for Vivelle-Dot(TM) have been transferred to the Company by means of the original sublicense granted by Novartis for Vivelle(R) as discussed above.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the deductions from gross sales for allowances, returns and discounts and provisions for inventory obsolescence.

         CASH AND CASH EQUIVALENTS

         For the purposes of the Statement of Cash Flows, cash is defined as unrestricted cash balances and investment securities with original maturities of three months or less.

VIVELLE VENTURES LLC
d/b/a NOVOGYNE PHARMACEUTICALS

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999 AND FOR THE
PERIOD MAY 1, 1998 (DATE OF INCEPTION) THROUGH DECEMBER 31, 1998

         INVENTORY

         Inventory is stated at the lower of cost or market value utilizing the first-in, first-out method.

         REVENUE RECOGNITION

         Revenues are recognized when the products are shipped and title passes to the customer. The Company has adopted Staff Accounting Bulletin ("SAB") 101, Revenue Recognition in Financial Statements, the effects which are immaterial for all periods presented. Provision is made at the time of sale for discounts and estimated sales allowances.

         SALES ALLOWANCES

         Novartis records the Company's sales net of sales allowances for chargebacks, Medicaid rebates, managed healthcare rebates, cash discounts and other allowances. Novartis maintains the reserves associated with such sales allowances on behalf of the Company and pays all moneys owed and issues credits to individual customers as deemed necessary. Revenues for the years ended December 31, 2000, December 31, 1999 and for the period May 1, 1998 through December 31, 1998, are net of $6,490,180, $5,345,003 and $4,577,436, respectively, for such sales allowances. The contracts that underlie these transactions are maintained by Novartis for its business as a whole and those transactions relating to the Company are estimated. Based on an analysis of the underlying activity, the amounts recorded by the Company represents management's best estimate of these charges that apply to sales of the Company.

         Revenues for the years ended December 31, 2000, December 31, 1999 and the period May 1, 1998 through December 31, 1998 are net of sales returns of $3,718,688, $4,545,525 and $2,489,221, respectively. All returns relating to sales of Vivelle(R) prior to May 1, 1998 are the responsibility of Novartis. All subsequent returns are the responsibility of the Company.

         ADVERTISING COSTS

         Advertising costs are expensed as incurred. Advertising costs incurred during the years ended December 31, 2000 and 1999, and the period May 1, 1998 through December 31, 1998 were $6,255,770, $4,947,824 and
         $2,874,635, respectively.

         INCOME TAXES

         The Company's income, gains, losses and tax credits are passed to its Members who report their share of such items on their respective income tax returns. Accordingly, income taxes have not been provided.

VIVELLE VENTURES LLC
d/b/a NOVOGYNE PHARMACEUTICALS

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999 AND FOR THE
PERIOD MAY 1, 1998 (DATE OF INCEPTION) THROUGH DECEMBER 31, 1998

3.       OPERATING AGREEMENT

         The Company's Operating Agreement provides, among other things, for the following:

         ALLOCATION OF NET INCOME AND LOSS

         Net income is allocated at the end of each fiscal year in accordance with the accounting method followed by the Company for federal income tax purposes in the following order of priority:

         o First, to Novartis until the cumulative amount of net income allocated under the relevant provisions of the Operating Agreement equals $6.1 million annually for the current and all prior fiscal years.

         o Second, any remaining net income attributable to sales of Vivelle(R) for each fiscal year is to be allocated 70% to Novartis and 30% to Noven until the cumulative amount of such net income equals the product of $30 million multiplied by a fraction, the numerator of which is the aggregate net income from sales of Vivelle(R) and the denominator of which is the aggregate net sales of Vivelle(R) in that period.

         o Third, any remaining net income attributable to sales of Vivelle(R) for each fiscal year is to be allocated 60% to Novartis and 40% to Noven until the cumulative amount of such net income equals the product of $10 million multiplied by a fraction, the numerator of which is the aggregate net income from sales of Vivelle(R) and the denominator of which is the aggregate net sales of Vivelle(R) in that period.

         o Lastly, all remaining net income attributable to Vivelle(R) and all other net income, including Vivelle-Dot(TM), are to be allocated to the members in proportion to their respective percentage interests.

         Net loss for any fiscal year is to be allocated between the Members in proportion to their respective percentage interests, with the exception of any net loss resulting from the termination of any license or know-how which would be allocated to the Member to whom such license or know-how reverts upon termination.

         DISTRIBUTIONS

         Distributable funds are equal to the Company's Net Cash Flow during the period, as defined in the Operating Agreement, less reserves for working capital and other purposes of $3 million or as determined by the Management Committee.

         Distributable funds are payable to the Members quarterly or as determined by the Management Committee. Distributions are made to the Members on the same basis as the allocation of net income. During 2000, distributions of $10,836,915 were made to Novartis and $2,227,989 to Noven related to the period January 1, 1999 to December 31, 1999. In 1999, distributions of $5,544,920 were made to Novartis and $621,599 to Noven related to the period of May 1, 1998 through December 31, 1998. Distributions during the years ended December 31, 2000 and 1999 were based on taxable income and subject to approval by the Management Committee prior to payment.

VIVELLE VENTURES LLC
d/b/a NOVOGYNE PHARMACEUTICALS

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999 AND FOR THE
PERIOD MAY 1, 1998 (DATE OF INCEPTION) THROUGH DECEMBER 31, 1998


         MANAGEMENT COMMITTEE

         The Operating Agreement provides for the formation of a Management Committee where the Members act on any matters to be determined by them through their representatives on the Management Committee. The Management Committee has general management powers with respect to the management and operation of the business and affairs of the Company and is responsible for policy setting and approval of the overall direction of the Company. The Management Committee consists of five individuals of whom three are designated by Novartis and two by Noven. Noven is entitled to appoint a member of the Committee to act as President of the Company. A decision by the Management Committee is made by the affirmative vote of a majority of the Committee members. The Operating Agreement also provides for certain actions or decisions to require the vote of at least four of the five members of the Management Committee. Those actions or decisions include but are not limited to approval of the annual operating and capital budget, approval of the annual sales and marketing plan, amendments to the documents concerning the formation of the Company, entering into any contract for a third party sales force, incurrence of indebtedness in excess of $1 million, admitting a new member, acquiring or disposing of assets with a value in excess of $500,000 or settlement of litigation in excess of $1 million.

4.       TRANSACTIONS WITH AFFILIATES

         SERVICES

         The Company relies on Novartis and Noven for providing certain services. These are detailed below.

         Novartis is responsible for providing the following services:

         o Shipment of the products, fulfillment of product orders, inventory control and distribution, processing of invoices and cash management.

         o Management of the overall marketing and sales program for the products in the managed care sector of the market, including but not limited to all corporate, institutional and government accounts.

         o  Customer service support and assistance for the products.

         o  Regulatory affairs support and assistance for the products.

         o Bookkeeping and accounting, administrative functions relating to the distribution and sale of the products, and assistance with tax matters, insurance coverage and treasury services.

         o  Legal services.

         Charges for these services are based upon predetermined budgeted amounts that were ratified by the Management Committee of the Company. Management believes this method is a reasonable basis for determining those charges.

         During the year ended December 31, 2000, December 31, 1999 and the period May 1, 1998 through December 31, 1998, Novartis charged the Company $1,148,953, $905,920 and $558,824, respectively, for these services.

VIVELLE VENTURES LLC
d/b/a NOVOGYNE PHARMACEUTICALS

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999 AND FOR THE
PERIOD MAY 1, 1998 (DATE OF INCEPTION) THROUGH DECEMBER 31, 1998

         The following summarizes the transactions processed through the due from Novartis account:


                                                                                         FOR THE PERIOD
                                                         FOR THE YEARS ENDED              MAY 1, 1998
                                                            DECEMBER 31,                    THROUGH
                                                 -------------------------------------     DECEMBER 31,
                                                        2000               1999                1998
                                                 -----------------  ------------------  -----------------
    Balance at the beginning of the period            $22,125,751         $13,712,875            $    --
    Capital contributions by members                           --                  --          7,500,000
    Net sales (excluding returns)                      62,262,835          38,819,868         19,228,377
    Sales returns processed                            (3,250,631)         (2,132,308)                --
    Interest income on cash balances                    1,562,112             660,864            333,054
    Distributions to members                          (13,064,905)         (6,166,519)                --
    Payment to Noven for inventory
      purchases royalties and other items             (33,363,053)        (21,421,674)        (9,578,807)
    Disbursements made on behalf of the
      Company                                            (280,459)         (1,347,731)        (4,099,849)
    Novartis administrative charges                    (1,148,953)           (905,920)          (558,824)
    Receivable from Novartis Canada
      transferred to the Company                         (244,687)           (140,396)                --
    Other                                                 878,611           1,046,692            888,924
                                                 -----------------  ------------------  -----------------
      Total                                           $35,476,621         $22,125,751        $13,712,875
                                                 =================  ==================  =================


         Noven is responsible for providing the following services:

         o Manufacture and packaging of the products for distribution by Novartis.

         o  Retention of samples and regulatory documentation of the products.

         o Design and implementation of an overall marketing and sales program for the products in the hospital and retail sales sectors of the market, including the preparation of annual and quarterly marketing plans and sales field force staffing.

         o Quality control and quality assurance testing of finished goods prior to shipment to Novartis.

         o Procurement of advertising services in connection with the marketing and promotion of the products.

         During the years ended December 31, 2000, December 31, 1999 and the period May 1, 1998 through December 31, 1998, Noven charged the Company $10,179,559, $8,367,130 and $3,946,958, respectively, for these services.

VIVELLE VENTURES LLC
d/b/a NOVOGYNE PHARMACEUTICALS

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999 AND FOR THE
PERIOD MAY 1, 1998 (DATE OF INCEPTION) THROUGH DECEMBER 31, 1998


         The following represents the amounts payable to Noven related to:



                                                  AS OF DECEMBER 31,
                                            -----------------------------
                                                2000               1999
                                            ----------         ----------

         Purchases of inventory             $1,265,547         $1,103,114
         Services provided by Noven          2,271,693          1,889,171
         Royalties                             935,110          1,053,482
                                            ----------         ----------
             Total                          $4,472,350         $4,045,767
                                            ==========         ==========



         BOOKKEEPING, ACCOUNTING AND TREASURY

         The books and records of the Company are maintained by Novartis. The Company's transactions are initially recorded in Novartis' general ledger and are transferred to the Company's ledger on a monthly basis with the corresponding entry being recorded as an amount due to or from Novartis. The balances of this account of $35,476,621 as of December 31, 2000, $22,125,751 as of December 31, 1999 and $13,712,875 as of
         December 31, 1998 represent the net balance of these transactions for the period from commencement of the Company to those dates.

         The Company maintains a bank account. Transactions which are processed through this account are subsequently transferred to or from Novartis' bank accounts under a cash pooling mechanism whereby the Company's bank balance is maintained at zero. Transactions with Novartis on this basis are recorded in the general ledger account referred to above.

         The Company received interest on amounts due from Novartis during the year ended December 31, 2000, December 31, 1999 and the period May 1, 1998 through December 31, 1998 at an average annual rate of 7%, 5% and 6%, respectively. During these periods interest of $1,562,112, $660,864 and $333,054, respectively, was earned and is reflected in the amount due from Novartis.

         Novartis records the accounts receivable balances due from the Company's sales in its general ledger and records these in the Company's general ledger as amounts due from Novartis. The members have agreed that Novartis is responsible for managing the receivables balances and Novartis bears the risk of the balances not being recovered in full. However, the Company records receivables for sales to Novartis Pharmaceuticals Canada, Inc. and retains the risk related to these balances. These receivables are reflected in the amount due from Novartis Pharmaceuticals Canada, Inc. on the financial statements.

         ROYALTIES

         Royalties, which are included in sales and marketing expense, are payable to Noven by the Company on the sale of Vivelle(R) and Vivelle-Dot(TM) in the United States of America. The royalty formula is based upon a percentage of the products net sales. In addition, a minimum annual royalty formula is specified. During the years ended December 31, 2000, December 31, 1999 and the period May 1, 1998 through December 31, 1998, total royalties of $3,429,288, $2,554,544 and
         $1,606,908, respectively, were incurred, of which $935,110, $1,053,482 and $899,235 remained payable to Noven as of December 31, 2000, December 31, 1999 and 1998, respectively.

VIVELLE VENTURES LLC
d/b/a NOVOGYNE PHARMACEUTICALS

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999 AND FOR THE
PERIOD MAY 1, 1998 (DATE OF INCEPTION) THROUGH DECEMBER 31, 1998

         PRODUCT TRANSACTIONS

         Vivelle(R) and Vivelle-Dot(TM) are manufactured by Noven and sold to the Company at an agreed upon price. During the years ended December 31, 2000, December 31, 1999 and the period May 1, 1998 through December 31, 1998 the Company purchased products from Noven in the amounts of $13,220,064, $5,661,182 and $5,149,587, respectively.

         During the period May 1, 1998 through December 31, 1998 the Company paid Novartis $1,682,363 for inventory that had previously been supplied to Novartis by Noven under the Supply Agreement.

         RESEARCH AND DEVELOPMENT

         Noven assumes responsibility for research and development costs associated with the development of Vivelle(R), Vivelle-Dot(TM) and all future generation products.

5.       COMMITMENTS AND CONTINGENCIES

         The Company is subject to legal proceedings, including product liability claims, related to its normal course of business.

         As a result of an amended and restated Supply Agreement between Novartis and Noven, Noven will supply to the Company finished goods only. The Company is obligated to purchase a nominal amount of inventory in the subsequent fiscal year.