Form 10-K/A
period 2003-12-31
NOVEN PHARMACEUTICALS INC
filed 2004-07-23
CIK 815838

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

     The sole purpose of this amendment is to amend Exhibits 10.30 and 10.31 in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the SEC on March 9, 2004, to include portions of those Exhibits that had previously been omitted (“redacted”) pursuant to a request for confidential treatment. The amendment provides revised redacted versions of such Exhibits that conform with the revised redacted versions of these agreements made publicly available by Endo Pharmaceuticals, Inc. pursuant to a filing with the SEC on June 25, 2004. Accordingly, Exhibits 10.30 and 10.31 are hereby amended and restated in their entirety. In accordance with Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, the Registrant has included in this amendment only Item 15 of Part IV. The remainder of the information contained in the original filing is not amended hereby. This amendment does not reflect events occurring after the filing of the original Form 10-K, or modify or update the disclosures therein in any way other than as required to reflect the amendment set forth below.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)(1) Financial Statements

     See Index to Financial Statements at page 74 of this report.

(a)(2) Financial Statement Schedules

     All schedules have been omitted because the required information is not applicable or the information is included in the financial statements or the notes thereto.

(a)(3) Exhibits

Exhibit
Number	Description	Method of Filing
3.1	Noven’s Restated Certificate of Incorporation.	Incorporated by reference to Exhibit 3.1 of Noven’s Form 10-K for the year ended December 31, 1998 (File No. 0-17254).

3.2	Noven’s Certificate of Amendment of Certificate of Incorporation dated June 5, 2001.	Incorporated by reference to Exhibit 3.1 of Noven’s Form 10-Q for the quarter ended June 30, 2001 (File No. 0-17254).

3.3	Certificate of Designations of Series A Junior Participating Preferred Stock of Noven Pharmaceuticals, Inc.	Incorporated by reference to Exhibit 3.3 of Noven’s Form 10-K for the year ended December 31, 2001 (File No. 0-17254).

3.4	Noven’s Bylaws, as amended and restated as of February 8, 2001.	Incorporated by reference to Exhibit 3.2 of Noven’s Form 10-K for the year ended December 31, 2000 (File No. 0-17254).

4.1	Rights Agreement by and between Noven and American Stock Transfer & Trust Company dated November 6, 2001.	Incorporated by reference to Exhibit 4.1 of Noven’s Form 8-K dated November 6, 2001 (File No. 0-17254).

10.1	Noven Pharmaceuticals, Inc. Amended and Restated Stock Option Plan.*	Incorporated by reference to Noven’s Form 10-K for the year ended December 31, 1990 (File No. 0-17254), as further amended on June 23, 1992 and incorporated by reference to the definitive Proxy Statement dated May 11, 1992, for the Annual Meeting of Shareholders held on June 23, 1992.

Exhibit
Number	Description	Method of Filing
10.2	Amendment to Noven Pharmaceuticals, Inc. Amended and Restated Stock Option Plan.*	Incorporated by reference to Noven’s Form 10-Q for the quarter ended June 30, 1999 (File No. 0-17254).

10.3	Noven Pharmaceuticals, Inc. 1997 Stock Option Plan.*	Incorporated by reference to Noven’s definitive Proxy Statement dated May 1, 1997, for the Annual Meeting of Shareholders held on June 3, 1997.

10.4	Amendment to Noven Pharmaceuticals, Inc. 1997 Stock Option Plan.*	Incorporated by reference to Noven’s Form 10-Q for the quarter ended June 30, 1999 (File No. 0-17254).

10.5	Noven Pharmaceuticals, Inc. 1999 Long-Term Incentive Plan.*	Incorporated by reference to Noven’s definitive Proxy Statement dated April 19, 1999, for the Annual Meeting of Shareholders held on June 8, 1999.

10.6	Amended and Restated Employment Agreement between Noven and Robert C. Strauss dated as of November 5, 2003.*	Incorporated by reference to Exhibit 10.2 of Noven’s Form 10-Q for the quarter ended September 30, 2003 (File No. 0-17254).

10.7	Form of Employment Agreement (Change in Control), between Noven and each of Eduardo G. Abrao, Diane M. Barrett, Jeffrey F. Eisenberg, W. Neil Jones and Juan A. Mantelle.*	Incorporated by reference to the Form of Employment Agreement (Change in Control) filed as Exhibit 10.7 of Noven’s Form 10-K for the year ended December 31, 1999 (File No. 0-17254).

10.8	Form of Indemnification Agreement for Directors and Officers.	Incorporated by reference to Exhibit 10.4 of Noven’s Form 10-K for the year ended December 31, 1998 (File No. 0-17254).

10.9	License Agreement between Noven and Ciba-Geigy Corporation dated November 15, 1991 (with certain provisions omitted pursuant to Rule 406).	Incorporated by reference to Exhibit 10.9 of Amendment No. 1 to Noven’s Registration Statement on Form S-2 (File No. 33-45784).

10.10	Industrial Lease between Rhône-Poulenc Rorer Pharmaceuticals Inc. and Noven dated March 23, 1993 and effective February 16, 1993 (with certain provisions omitted pursuant to Rule 24b-2).	Incorporated by reference to Exhibit 10.20 of Noven’s Form 10-K for the year ended December 31, 1993 (File No. 0-17254).

Exhibit
Number	Description	Method of Filing
10.11	Operating Agreement of Vivelle Ventures LLC (a Delaware limited liability company) dated as of May 1, 1998.	Incorporated by reference to Exhibit 10.33 to Noven’s Form 10-Q for the quarter ended March 31, 1998 (File No. 0-17254).

10.12	Amendment to Operating Agreement between Novartis Pharmaceuticals Corporation and Noven dated March 29, 2001.	Incorporated by reference to Exhibit 10.7 to Noven’s Form 10-Q for the quarter ended March 31, 2001 (File No. 0-17254).

10.13	Marketing and Promotional Services Agreement by and between Noven and Vivelle Ventures LLC dated as of May 1, 1998.	Incorporated by reference to Exhibit 10.4 to Noven’s Form 10-Q for the quarter ended March 31, 1998 (File No. 0-17254).

10.14	First Amendment to Marketing and Promotional Services Agreement between Vivelle Ventures LLC and Noven dated March 29, 2001.	Incorporated by reference to Exhibit 10.6 to Noven’s Form 10-Q for the quarter ended March 31, 2001 (File No. 0-17254).
10.15	Sublicense Agreement by and among Novartis Pharmaceuticals Corporation, Noven and Vivelle Ventures LLC dated as of May 1, 1998.	Incorporated by reference to Exhibit 10.35 to Noven’s Form 10-Q for the quarter ended March 31, 1998 (File No. 0-17254).
10.16	Amended and Restated License Agreement between Noven and Rhône-Poulenc Rorer, Inc. dated September 30, 1999 (with certain provisions omitted pursuant to Rule 24b-2).	Incorporated by reference to Exhibit 10.1 of Noven’s Form 10-Q for the quarter ended September 30, 1999 (File No. 0-17254).
10.17	Amended and Restated License Agreement between Noven and Rhône-Poulenc Rorer, Inc. dated September 30, 1999 (with certain provisions omitted pursuant to Rule 24b-2).	Incorporated by reference to Exhibit 10.2 of Noven’s Form 10-Q for the quarter ended September 30, 1999 (File No. 0-17254).
10.18	Amendment No. 2 to Amended and Restated License Agreement between Rorer Pharmaceutical Products, Inc. and Noven Pharmaceuticals, Inc. dated March 29, 2001 (with certain provisions omitted pursuant to Rule 24b-2).	Incorporated by reference to Exhibit 10.2 of Noven’s Form 10-Q for the quarter ended March 31, 2001 (File No. 0-17254).

Exhibit
Number	Description	Method of Filing
10.19	License Agreement between Noven and Novartis Pharma AG dated as of November 3, 2000 (with certain provisions omitted pursuant to Rule 24b-2).	Incorporated by reference to Exhibit 10.2 of Noven’s Form 10-Q for the quarter ended September 30, 2000 (File No. 0-17254).

10.20	License Agreement between Noven and Vivelle Ventures LLC dated March 29, 2001 (with certain provisions omitted pursuant to Rule 24b-2).	Incorporated by reference to Exhibit 10.1 of Noven’s Form 10-Q for the quarter ended March 31, 2001 (File No. 0-17254).

10.21	Sublicense Agreement among Rorer Pharmaceutical Products, Inc., Rhône -Poulenc Rorer Inc., Aventis Pharmaceuticals Products Inc., Rhône -Poulenc Rorer International Holdings Inc., Novartis Pharma AG and Noven dated March 29, 2001 (with certain provisions omitted pursuant to Rule 24b-2).	Incorporated by reference to Exhibit 10.3 of Noven’s Form 10-Q for the quarter ended March 31, 2001 (File No. 0-17254).

10.22	Purchase Agreement among Rorer Pharmaceutical Products, Inc., Aventis Pharmaceuticals Products Inc. and Vivelle Ventures LLC dated March 29, 2001 (with certain provisions omitted pursuant to Rule 24b-2).	Incorporated by reference to Exhibit 10.4 of Noven’s Form 10-Q for the quarter ended March 31, 2001 (File No. 0-17254).

10.23	Supply Agreement between Vivelle Ventures LLC and Noven dated March 29, 2001 (with certain provisions omitted pursuant to Rule 24b-2).	Incorporated by reference to Exhibit 10.5 of Noven’s Form 10-Q for the quarter ended March 31, 2001 (File No. 0-17254).

10.24	Development Agreement between Novartis Pharma AG and Noven dated June 1, 2001.	Incorporated by reference to Exhibit 10.1 of Noven’s Form 10-Q for the quarter ended June 30, 2001 (File No. 0-17254).

10.25	Transaction Agreement among Shire US Inc., Shire Pharmaceuticals Group PLC and Noven, dated February 26, 2003 (with certain provisions omitted pursuant to Rule 24b-2)**.	Incorporated by reference to Exhibit 10.25 of Noven’s Form 10-K for the year ended December 31, 2002 (File No. 0-17254).

10.26	License Agreement among Shire US Inc., Shire Pharmaceuticals Group PLC and Noven, dated as April 7, 2003 (with certain provisions omitted pursuant to Rule 24b-2)**.	Incorporated by reference to Exhibit 10.25 of Noven’s Form 10-K for the year ended December 31, 2002 (File No. 0-17254).

Exhibit
Number	Description	Method of Filing
10.27	Toll Conversion and Supply Agreement among Shire US Inc., Shire Pharmaceuticals Group PLC and Noven, dated as April 7, 2003 (with certain provisions omitted pursuant to Rule 24b-2)**.	Incorporated by reference to Exhibit 10.25 of Noven’s Form 10-K for the year ended December 31, 2002 (File No. 0-17254).

10.28	Agreement between Shire US, Inc. and Noven, dated November 5, 2003**.	Incorporated by reference to Exhibit 10.1 of Noven’s Form 10-Q for the quarter ended September 30, 2003 (File No. 0-17254).

10.29	Agreement between Noven and P&G Pharmaceuticals, Inc. dated April 28, 2003 (with certain provisions omitted pursuant to Rule 24b-2)**.	Incorporated by reference to Exhibit 10.29 of Noven’s Form 10-K for the year ended December 31, 2003 as filed with the Commission on March 9, 2004(File No. 0-17254).

10.30	License Agreement between Noven and Endo Pharmaceuticals Inc. dated February 25, 2004 (with certain provisions omitted pursuant to Rule 24b-2)**.	Filed herewith.

10.31	Supply Agreement between Noven and Endo Pharmaceuticals Inc. dated February 25, 2004 (with certain provisions omitted pursuant to Rule 24b-2)**.	Filed herewith.

11	Computation of Earnings per Share.	Incorporated by reference to Exhibit 11 of Noven’s Form 10-K for the year ended December 31, 2003 as filed with the Commission on March 9, 2004(File No. 0-17254).

21	Subsidiaries of the Registrant.	Incorporated by reference to Exhibit 21 of Noven’s Form 10-K for the year ended December 31, 2003 as filed with the Commission on March 9, 2004(File No. 0-17254).

23.1	Consent of Deloitte & Touche LLP.

23.2	Consent of PricewaterhouseCoopers LLP.

Exhibit
Number	Description	Method of Filing
31.1	Certification of Robert C. Strauss, President, Chief Executive Officer and Chairman of the Board, pursuant to Securities Exchange Act Rules 13a-15(c) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Diane M. Barrett, Vice President and Chief Financial Officer, pursuant to Securities Exchange Act Rules 13a-15(c) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of Robert C. Strauss, President, Chief Executive Officer and Chairman of the Board, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Incorporated by reference to Exhibit 32.1 of Noven’s Form 10-K for the year ended December 31, 2003 as filed with the Commission on March 9, 2004(File No. 0-17254).

32.2	Certification of Diane M. Barrett, Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Incorporated by reference to Exhibit 32.2 of Noven’s Form 10-K for the year ended December 31, 2003 as filed with the Commission on March 9, 2004(File No. 0-17254).

*	Compensation Plan or Agreement.

**	Certain exhibits and schedules to this document have not been filed. The Registrant agrees to furnish a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request.

     (b) Reports on Form 8-K.

     We did not file any Current Reports on Form 8-K during the three months ended December 31, 2003.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 23, 2004	NOVEN PHARMACEUTICALS, INC.
	By:	/s/ Robert C. Strauss
Robert C. Strauss
President, Chief Executive Officer and Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

By: /s/ Robert C. Strauss Robert C. Strauss (President, CEO & Chairman of the Board)	Principal Executive Officer and Chairman of the Board	July 23, 2004

By: /s/ Diane M. Barrett Diane M. Barrett (Vice President & Chief Financial Officer)	Principal Financial and Accounting Officer	July 23, 2004

By: /s/ Sidney Braginsky	Director	July 23, 2004

Sidney Braginsky

By: /s/ John G. Clarkson	Director	July 23, 2004

John G. Clarkson, M.D.

By: /s/ Donald A. Denkhaus	Director	July 23, 2004

Donald A. Denkhaus

By: /s/ Robert G. Savage	Director	July 23, 2004

Robert G. Savage

By: /s/ Wayne P. Yetter	Director	July 23, 2004

Wayne P. Yetter