Form 10-Q
period 2004-09-30
NOVEN PHARMACEUTICALS INC
filed 2004-11-09
CIK 815838

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes   ☒   No    ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Class	Outstanding at October 29, 2004

Common stock $.0001 par value	23,443,053

NOVEN PHARMACEUTICALS, INC.

Cautionary Factors: This report contains “forward-looking statements.” Our actual results, performance and achievements may be materially different from those expressed or implied by such statements and readers should consider the risks and uncertainties associated with our business that are listed, by category, starting on page 27 of this report. For additional information regarding these and other risks and uncertainties, readers should refer to our Annual Report on Form 10-K for the year ended December 31, 2003, as well as other reports filed from time to time with the Securities and Exchange Commission.

Trademark Information: Vivelle, Vivelle-Dot, Estalis, Estradot and Menorest are trademarks of Novartis AG or its affiliated companies; CombiPatch is a registered trademark of Vivelle Ventures, LLC; MethyPatch is a registered trademark of Noven Pharmaceuticals, Inc.; Duragesic is a registered trademark of Johnson & Johnson; Intrinsa is a trademark of Procter & Gamble Pharmaceuticals, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NOVEN PHARMACEUTICALS, INC.

Condensed Statements of Operations
Three and Nine Months Ended September 30,
(in thousands, except per share amounts)
(unaudited)

	Three Months		Nine Months
	2004	2003	2004	2003
Revenues:
Product revenues — Novogyne:
Product sales	$4,364	$2,756	$15,058	$11,772
Royalties	1,411	1,182	3,909	3,381

Total product revenues — Novogyne	5,775	3,938	18,967	15,153
Product revenues — third parties	3,287	4,045	9,828	12,788

Total product revenues	9,062	7,983	28,795	27,941
License and contract revenues	1,039	1,113	4,391	3,441

Net revenues	10,101	9,096	33,186	31,382

Expenses:
Cost of products sold	4,984	3,936	15,477	14,261
Research and development	2,741	1,916	7,730	6,563
Marketing, general and administrative	4,358	4,791	12,024	12,265

Total expenses	12,083	10,643	35,231	33,089

Loss from operations	(1,982)	(1,547)	(2,045)	(1,707)

Equity in earnings of Novogyne	6,232	4,529	15,097	9,849
Interest income, net	279	159	619	505

Income before income taxes	4,529	3,141	13,671	8,647

Provision for income taxes	1,895	1,130	5,201	3,113

Net income	$2,634	$2,011	$8,470	$5,534

Basic earnings per share	$0.11	$0.09	$0.36	$0.25

Diluted earnings per share	$0.11	$0.09	$0.35	$0.24

Weighted average number of common shares outstanding:

Basic	23,416	22,506	23,290	22,526

Diluted	24,361	22,949	24,344	22,935

The accompanying notes are an integral part of these statements.

NOVEN PHARMACEUTICALS, INC.

Condensed Balance Sheets
(in thousands, except share data)
(unaudited)

	September 30, 2004	December 31, 2003
Assets
Current Assets:
Cash and cash equivalents	$100,347	$83,381
Accounts receivable — trade (less allowance for doubtful accounts of $72 in 2004 and $84 in 2003)	2,083	3,809
Accounts receivable — Novogyne, net	4,488	6,320
Inventories	5,324	5,200
Net deferred income tax asset, current portion	9,900	8,000
Prepaid income taxes and other current assets	8,766	3,219

	130,908	109,929

Property, plant and equipment, net	22,005	18,354

Other Assets:
Investment in Novogyne	29,510	28,368
Net deferred income tax asset	7,290	12,175
Patent development costs, net	2,114	1,977
Deposits and other assets	21	181

	38,935	42,701

	$191,848	$170,984

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$9,576	$4,060
Capital lease obligations — current portion	102	—
Accrued compensation and related liabilities	5,202	3,734
Other accrued liabilities	1,618	3,590
Deferred contract revenues	2,532	772
Deferred license revenues — current portion	17,033	21,112

	36,063	33,268

Long-Term Liabilities:
Capital lease obligations	136	—
Deferred license revenues	29,767	28,893

	65,966	62,161

Commitments and Contingencies (Note 11)
Stockholders’ Equity:
Preferred stock — authorized 100,000 shares of $.01 par value; no shares issued or outstanding	—	—
Common stock — authorized 80,000,000 shares, par value $.0001 per share; issued and outstanding 23,439,768 at September 30, 2004 and 22,722,060 at December 31, 2003	2	2
Additional paid-in capital	87,833	79,244
Retained earnings	38,047	29,577

	125,882	108,823

	$191,848	$170,984

The accompanying notes are an integral part of these statements.

NOVEN PHARMACEUTICALS, INC.

Condensed Statements of Cash Flows
Nine Months Ended September 30,
(in thousands)
(unaudited)

	2004	2003
Cash flows from operating activities:
Net income	$8,470	$5,534
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	1,665	1,683
Amortization of patent costs	285	252
Amortization of non-competition agreement	167	300
Income tax benefits on exercise of stock options	3,007	67
Deferred income tax provision (benefit)	2,985	(3,315)
Non-cash expense related to issuance of stock to outside directors	30	31
Recognition of deferred contract revenues	(1,415)	(296)
Amortization of deferred license revenues	(2,976)	(3,145)
Equity in earnings of Novogyne	(15,097)	(9,849)
Distributions from Novogyne	12,263	16,894
Changes in operating assets and liabilities:
Decrease in accounts receivable – trade, net	1,726	1,076
Decrease (increase) in accounts receivable – Novogyne, net	1,832	(537)
(Increase) decrease in inventories	(124)	419
Increase in prepaid income taxes and other current assets	(3,855)	(3,504)
Increase in deposits and other assets	(7)	—
Increase in accounts payable	5,516	647
Increase (decrease) in accrued compensation and related liabilities	1,468	(95)
(Decrease) increase in other accrued liabilities	(1,972)	1,440
Increase in deferred contract revenue	3,175	768
Increase in deferred license revenue	6,500	25,000
Direct expenses incurred in pursuit of MethyPatch® product regulatory approval	(6,729)	—

Cash flows provided by operating activities	16,914	33,370

Cash flows from investing activities:
Purchases of property, plant and equipment, net	(5,004)	(3,869)
Payments for patent development costs	(422)	(235)

Cash flows used in investing activities	(5,426)	(4,104)

Cash flows from financing activities:
Issuance of common stock from exercise of stock options	5,552	258
Purchase and retirement of common stock	—	(1,289)
Repayments of capital leases and notes payable	(74)	(6)

Cash flows provided by (used in) financing activities	5,478	(1,037)

Net increase in cash and cash equivalents	16,966	28,229

Cash and cash equivalents, beginning of period	83,381	58,684

Cash and cash equivalents, end of period	$100,347	$86,913

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

2.     BASIS OF PRESENTATION:

     In management’s opinion, the accompanying unaudited condensed financial statements of Noven contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly, in all material respects, the financial position of Noven as of September 30, 2004, and the results of its operations and its cash flows for the three and nine months ended September 30, 2004 and 2003. Noven’s business is subject to numerous risks and uncertainties including, but not limited to, those set forth in Noven’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2003 (“Form 10-K”), and in Part I — Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this quarterly report on Form 10-Q. Accordingly, the results of operations and cash flows for the three and nine months ended September 30, 2004 and 2003 are not, and should not be construed as, necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 2004 or for periods thereafter.

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

3.     RECENT ACCOUNTING PRONOUNCEMENTS:

     In December 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46R, Consolidation of Variable Interest Entities (“FIN 46”). This Interpretation of Accounting Research Bulletin 51, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities which have one or both of the following characteristics: (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity, and (ii) the equity investors lack one or more of the characteristics of a controlling financial interest. This interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies no later than the first reporting period ending after March 15, 2004 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Noven’s investment in Novogyne is not considered a variable interest in a Variable Interest Entity (“VIE”) under the provisions of FIN 46. Therefore, the consolidation and disclosure rules of FIN 46 are not applicable to Noven and the adoption of this interpretation has had no impact on Noven’s financial statements. These conclusions are based on currently available information and require Noven to periodically assess its investment interest and ownership rights in Novogyne. If Noven’s conclusions or underlying assumptions of factual information concerning its investment in Novogyne prove incorrect or were to change, Novogyne may be considered a VIE and Noven’s investment in Novogyne could become subject to the consolidation and disclosure rules of FIN 46. In that case, a determination would have to be made as to the primary beneficiary of Novogyne’s interest. The primary beneficiary would then consolidate Novogyne. Noven believes that, even if a determination were made that Novogyne was a VIE at September 30, 2004, Novartis is the primary beneficiary due to its preferred return and 51% equity interest in Novogyne and would continue to consolidate Novogyne.

4.     RECLASSIFICATIONS:

     Certain reclassifications have been made to prior period financial statements to conform to the current year’s presentation.

5.     INVENTORIES:

     The following are the major classes of inventories (in thousands):

	September 30,	December 31,
	2004	2003
Finished goods	$737	$806
Work in process	1,427	1,722
Raw materials	3,160	2,672

Total	$5,324	$5,200

     Included in the amounts above as of September 30, 2004 were approximately $0.5 million in raw materials inventories to manufacture launch supplies of Noven’s fentanyl patch for which FDA approval is pending. See Note 8 – License and Contract Agreements — Endo Collaboration.

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

     The following table illustrates the effect on net income and earnings per share for the three and nine months ended September 30, 2004 and 2003 if Noven had applied the fair value recognition provisions of SFAS 123, as amended by SFAS 148 (in thousands, except per share amounts):

	Three Months		Nine Months
	2004	2003	2004	2003
Net income:
As reported	$2,634	$2,011	$8,470	$5,534
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,565)	(1,054)	(3,289)	(3,163)

Pro forma	$1,069	$957	$5,181	$2,371

Basic earnings per share:
As reported	$0.11	$0.09	$0.36	$0.25
Pro forma	$0.05	$0.04	$0.22	$0.11

Diluted earnings per share:
As reported	$0.11	$0.09	$0.35	$0.24
Pro forma	$0.04	$0.04	$0.21	$0.10

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

     The effect of applying the fair value method of accounting for stock options on reported net income and earnings per share for the three and nine months ended September 30, 2004 and 2003, respectively, may not be representative of the effects for future years because outstanding options vest over a period of several years and additional awards are generally made during each year.

7.     CASH FLOW INFORMATION:

     Cash payments for income taxes were $5.4 million and $8.5 million for the nine months ended September 30, 2004 and 2003, respectively. Cash payments for interest were not material for the nine months ended September 30, 2004 and 2003.

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

Non-cash Investing Activities

     During the nine months ended September 30, 2004, Noven entered into a capital lease obligation of $0.3 million for new equipment.

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

     Based on the current patent and exclusivity status of Johnson & Johnson’s Duragesic patch, the earliest its generic fentanyl patch could be launched is January 24, 2005, assuming Food and Drug Administration (“FDA”) approval is received by that time, but Noven cannot give any assurance that it will receive FDA approval by that time or at all. Noven has begun manufacturing launch supplies. If approval is not ultimately received or is delayed, the agreement provides that Noven and Endo will share the cost of manufacturing product that cannot be sold by Endo in accordance with an agreed-upon formula. Noven estimates that its share of such costs could be up to approximately $5.0 million. If the product has not been approved or Noven has not supplied Endo’s launch requirements by May 2005, Endo may have the right to terminate the license, depending on the number of generic competitors in the market.

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

P&G Pharmaceuticals Collaboration

     In April 2003, Noven established a collaboration with Procter & Gamble Pharmaceuticals, Inc. (“P&G Pharmaceuticals”) for the development of new prescription patches. The products under development explore follow-on product opportunities for IntrinsaTM, P&G Pharmaceuticals’ in-licensed investigational transdermal testosterone patch designed to help restore desire in menopausal women who have Hypoactive Sexual Desire Disorder. P&G Pharmaceuticals has initiated studies of the first product in humans. For the nine months ended September 30, 2004, Noven recognized as contract revenues $1.2 million in development milestones under this collaboration based on P&G Pharmaceuticals’ determination that Noven had met the applicable performance criteria. No development milestones under this collaboration were recognized for the three months ended September 30, 2004 or for the three and nine months ended September 30, 2003. Potential development milestones totaling $3.6 million remain available to be earned under the collaboration.

Shire

     Noven is developing a transdermal methylphenidate patch for Attention Deficit Hyperactivity Disorder. Global rights to the developmental product are licensed to Shire Pharmaceutical Group plc (“Shire”). In April 2003, Noven received a not approvable letter from the FDA relating to Noven’s MethyPatch New Drug Application (“NDA”). In May 2004, Noven and Shire met with the FDA to review Noven’s and Shire’s jointly prepared development plan intended to address issues raised in the not approvable letter. Based on feedback resulting from the meeting, Noven and Shire are proceeding with the development of MethyPatch. Development efforts are expected to include additional clinical studies, including another Phase 3 study. Pursuant to the agreements between the parties, Shire will manage these studies and Noven has committed to fund them. Noven’s direct costs incurred in pursuit of approval are expected to be deferred and offset against a portion of the $25.0 million deferred revenue previously received from Shire. Such expenses are not expected to impact Noven’s research and development expenses in 2004, although the direct expenses incurred in pursuit of MethyPatch approval will reduce Noven’s cash position and will have the effect of reducing the amount of deferred revenues that Noven may recognize in future periods. As of September 30, 2004, the amount of deferred revenues was $12.4 million (which excludes the $5.0 million of deferred revenues related to the repurchase right described below) and Noven does not expect its cost in pursuit of approval to exceed this amount. If the additional studies are successful and completed on schedule, the parties would intend to file an amendment to the pending MethyPatch NDA during 2005. The amendment is expected to receive a six-month review by the FDA, and there is no assurance that the data to be obtained from the additional studies will address the FDA’s issues or that the FDA may not raise additional issues following any submission of an amendment to the MethyPatch NDA. Under Noven’s agreements with Shire, Shire continues to have certain rights to terminate the MethyPatch license, including if Shire determines that submission of the results of the additional clinical studies to the FDA would not result in approval of a commercially-viable product. If Shire were to terminate on this basis, all product rights would revert to Noven, and Noven would retain the $25.0 million previously paid by Shire. Shire continues to have the right to require Noven to repurchase the product rights to MethyPatch for $5.0 million under certain circumstances.

     In June 2004, Noven entered into an agreement with Shire for the development of a transdermal amphetamine patch for Attention Deficit Hyperactivity Disorder. The agreement provides for the payment to Noven of up to $5.0 million if certain development milestones are achieved. The product is in pre-clinical development. Noven received $0.3 million from Shire related to this agreement for the nine months ended September 30, 2004.

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

     During the three and nine months ended September 30, 2004 and 2003, Noven had the following transactions with Novogyne (in thousands):

	Three Months		Nine Months
	2004	2003	2004	2003
Revenues:
Product sales	$4,364	$2,756	$15,058	$11,772
Royalties	1,411	1,182	3,909	3,381

	$5,775	$3,938	$18,967	$15,153

Reimbursed expenses	$6,657	$6,350	$18,919	$18,891

     As of September 30, 2004 and December 31, 2003, Noven had amounts due from Novogyne of $4.5 million and $6.3 million, respectively, for products sold to, and marketing expenses reimbursable by, Novogyne.

     The unaudited condensed Statements of Operations of Novogyne for the three and nine months ended September 30, 2004 and 2003 are as follows (in thousands):

	Three Months		Nine Months
	2004	2003	2004	2003
Gross revenues	$34,314	$31,584	$94,463	$84,321

Sales allowances	3,123	2,969	9,412	8,764
Sales return allowances	3,676	4,586	3,968	5,255

Sales allowances and returns	6,799	7,555	13,380	14,019

Net revenues	27,515	24,029	81,083	70,302
Cost of sales	5,394	4,568	16,926	14,793
Selling, general and administrative expenses	7,957	8,113	22,519	23,617
Amortization of intangible assets	1,545	1,545	4,635	4,635

Income from operations	12,619	9,803	37,003	27,257
Interest income	50	33	103	135

Net income	$12,669	$9,836	$37,106	$27,392

Noven’s equity in earnings of Novogyne	$6,232	$4,529	$15,097	$9,849

     The activity in the Investment in Novogyne account for the nine months ended September 30, 2004 is as follows (in thousands):

Investment in Novogyne, beginning of period	$28,368
Equity in earnings of Novogyne	15,097
Cash distributions from Novogyne	(12,263)
Deemed distribution by Novogyne for state income tax payment	(1,692)

Investment in Novogyne, end of period	$29,510

     Subject to the approval of Novogyne’s management committee, Novogyne may, from time to time, distribute cash to Novartis and Noven based upon a contractual formula. There were no distributions from Novogyne for the three months ended September 30, 2004. For the nine months ended September 30, 2004, Noven received cash distributions of $12.3 million. For the three and nine months ended September 30, 2003, Noven received cash distributions of $4.9 million and $16.9 million, respectively, from Novogyne. In addition, as discussed in Note 7, a $1.7 million tax payment to the New Jersey Department of Revenue made by Novogyne on Noven’s behalf in each of April 2004 and 2003 were deemed distributions from Novogyne to Noven. These amounts were recorded as reductions in the investment in Novogyne when deemed received.

10.     SHARE REPURCHASE PROGRAM:

     In the first quarter of 2003, Noven’s Board of Directors authorized a share repurchase program under which Noven may acquire up to $25.0 million of its common stock. Noven repurchased 105,000 shares of its common stock at an aggregate price of approximately $1.3 million during the three months ended March 31, 2003. These shares were retired on March 31, 2003. No shares were repurchased during the nine months ended September 30, 2004.

11.     COMMITMENTS AND CONTINGENCIES:

HT Studies

     In July 2002, the National Institutes of Health (“NIH”) released data from its Women’s Health Initiative (“WHI”) study on the risks and benefits associated with the use of oral combination hormone therapy (“HT”). The study revealed an increase in the risk of developing breast cancer and increased risks of stroke, heart attack and blood clots. The WHI study was followed by the publication during 2002 — 2004 of the results of a number of other studies that found that the overall health risks from the use of certain HT products exceed the benefits from the use of those products. In the first quarter of 2004, the NIH discontinued the estrogen-only arm of the WHI study because results were showing an increased risk of stroke and because, after nearly seven years of follow-up, the NIH determined that it had sufficient data to assess the risks and benefits of estrogen use in the trial. Researchers continue to analyze data from both arms of the WHI study and other studies, and other publications may be forthcoming.

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

Production Issues

     In 2003, Noven’s product stability testing program revealed that certain lots of CombiPatch and Vivelle-Dot patches did not maintain required specifications throughout the products’ shelf lives, resulting in product recalls. As a result, in 2003, Noven and Novogyne established allowances for the return of recalled product, which had the effect of reducing Noven’s and Novogyne’s net revenues by approximately $1.4 million and $6.5 million, respectively, for the year ended December 31, 2003. Based on a review of available relevant information, including actual product returns and future expected returns, Noven and Novogyne reduced these allowances in the first half of 2004, which had the effect of increasing net revenues for the nine months ended September 30, 2004 by $0.6 million and $3.1 million for Noven and Novogyne, respectively. The effect on Noven of these adjustments by Noven and Novogyne was to increase Noven’s income before income taxes by $2.0 million for the nine months ended September 30, 2004. The effect on Novogyne of Novogyne’s adjustment was to increase Novogyne’s income before income taxes by $2.6 million for the nine months ended September 30, 2004. These adjustments did not have an effect on Noven’s and Novogyne’s net revenues nor income before income taxes for the three months ended September 30, 2004. At September 30, 2004, allowances for recall related returns were $0.1 million at Noven. There are no remaining allowances for recall related returns at Novogyne. In addition, Noven had $0.1 million remaining in reserves for expected costs related to the 2003 product recalls.

     In late October 2004, Noven’s product stability testing program indicated that one commercial lot of CombiPatch did not maintain required specifications throughout the product’s shelf life due to the formation of crystals. This issue is unrelated to the issue that led to the 2003 product recalls referenced above. CombiPatch, approved in 1998, was the first two-drug patch approved by the FDA. It is unique among Noven’s current products in that it requires refrigeration until dispensed to the patient, and then has a limited shelf-life at room temperature. The stability of CombiPatch can be affected by environmental conditions during the production process, in particular moisture/humidity, which can lead to the formation of crystals. Novartis has advised Noven that Novartis will recall this lot, but Noven does not expect the costs related to the recall of this lot to have a material impact on Noven’s or Novogyne’s financial results. Noven continues to manufacture and ship CombiPatch to Novogyne.

     Noven continues to maintain its stability testing for CombiPatch, and is undertaking additional testing related to the October 2004 stability failure. If Noven’s testing indicates that additional CombiPatch lots do not meet specification or are affected by the issue impacting the lot to be recalled, there could be additional recalls. Although Noven and Novartis work together in assessing production issues, the decision to recall product resides with Novartis as the holder of the CombiPatch NDA and is not within Noven’s control. If Noven’s estimates concerning product returns associated with the recall are incorrect, if Noven’s continued testing indicates that more than one lot is affected, or if Novartis should initiate additional recalls for any reason, then Noven’s and Novogyne’s business and results of operations could be materially and adversely impacted.

     CombiPatch represented approximately 14% of Novogyne’s total U.S. prescriptions for the third quarter of 2004.

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

Litigation, Claims and Assessments

     On August 7, 2003, an individual filed a lawsuit on behalf of a purported class of purchasers of Noven’s common stock during the period from October 29, 2001 through April 28, 2003. The complaint alleges that, during the subject period, Noven and its officers named as defendants violated the Securities Exchange Act of 1934 by making false and misleading statements in its public disclosures regarding Noven’s MethyPatch product. Following the filing of plaintiff’s complaint, five other substantially similar complaints were filed against Noven and its officers named as defendants in the above referenced action. In response to a joint motion, in January 2004, the Court entered an order consolidating the six related actions. Pursuant to this order, plaintiffs must file a consolidated class action complaint not later than 60 days after the entry of an order appointing lead plaintiff and lead counsel. An order appointing lead plaintiff and lead counsel has not yet been entered. This development did not have a material effect on the action or on Noven’s financial position or results of operations. Noven believes the lawsuit is without merit, and intends to vigorously defend the lawsuit, but its outcome cannot be predicted. The lawsuit, if determined adversely to Noven, could have a material adverse effect on Noven’s financial position and results of operations. Noven’s ultimate liability, if any, with respect to the lawsuit is presently not determinable.

      In July 2004, an individual plaintiff and her husband filed a complaint in Superior Court of New Jersey Law Division, Atlantic County, against Noven, Novartis, Wyeth Pharmaceuticals, Inc. and others alleging liability in connection with personal injury claims allegedly arising from the use of HT products, including CombiPatch, which is manufactured by Noven and distributed by Novogyne. The plaintiffs claim compensatory, punitive and other damages in an unspecified amount. In addition, Novartis has advised Noven that Novartis has been named as a defendant in at least ten additional lawsuits alleging liability in connection with personal injury claims allegedly arising from the use of HT patches distributed and sold by Novartis and Novogyne, including Noven products, Vivelle, Vivelle-Dot and CombiPatch. To date neither Noven nor Novogyne has, to Noven’s knowledge, been named as a party to these additional lawsuits. Novartis has indicated that it will seek indemnification from Noven and Novogyne to the extent permitted by the agreements between and among Novartis, Novogyne and Noven. The outcome of these product liability lawsuits cannot be predicted, and it is not presently possible to determine to what extent Noven or Novogyne may ultimately be impacted by these lawsuits.

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

Internal Revenue Service Audit

     Noven, from time to time, is subject to audits by taxing authorities, covering a wide range of matters and the Internal Revenue Service is currently auditing Noven’s federal income tax returns for certain open years. Such matters are subject to various uncertainties, and it is possible that some of these matters may be resolved unfavorably to Noven. Noven has established accruals for pending matters that it believes are probable and reasonably estimable. Management believes that any liability that may ultimately result from the resolution of pending matters in excess of amounts provided will not have a material adverse effect on the financial position or results of operations of Noven.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following section addresses material aspects of Noven’s financial condition at September 30, 2004, and the results of operations for the three and nine months ended September 30, 2004 and 2003. The contents of this section include:

•	An overview of Noven and recent developments related to:

-	our menopausal hormone therapy business;

-	our developmental generic fentanyl patch; and

-	production issues;

•	An analysis of material aspects of our results of operations and our liquidity and capital resources;

•	A review of recent accounting pronouncements;

•	An outlook that includes our current financial guidance and certain factors that we believe may influence our financial results for the remainder of 2004; and

•	A discussion of “forward-looking statements” used in this report and a summary review of cautionary factors that could have a material adverse effect on our business, financial condition and results of operations.

     This discussion should be read in conjunction with Noven’s financial statements for the three and nine months ended September 30, 2004 and 2003 and the related notes included elsewhere in this Form 10-Q, as well as the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” from our Annual Report on Form 10-K for the year ended December 31, 2003.

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

     The market for HT products, including our transdermal HT products, has contracted since the July 2002 publication of the WHI study that found adverse health risks associated with HT products. Comparing the second quarter of 2002 (the quarter immediately preceding the discontinuation of the combination therapy arm of the WHI study) to the third quarter of 2004, total prescriptions dispensed in the HT market in the United States declined by 48%. For the same period, aggregate prescriptions for Noven’s United States products decreased 12%. The estrogen segment of the HT market in the United States declined 42%, while our Vivelle product family decreased 3%. Vivelle-Dot, which represented 80% of our total United States prescriptions in the third quarter of 2004, increased 18% from the second quarter of 2002 to the third quarter of 2004. We believe Vivelle-Dot patch prescriptions have benefited from patient conversions from original Vivelle.

     United States prescriptions for our CombiPatch product (which represented approximately 14% of our total United States prescriptions in the third quarter of 2004) declined 45% from the second quarter of 2002 to the second quarter of 2004, while prescriptions for the total United States market for fixed combination hormone therapy declined 67%. The combination therapy arm of WHI involved an oral combination estrogen/progestin product and, accordingly, that segment of the HT market has experienced the most significant decline. Further declines for our CombiPatch product (whether as a result of the WHI studies, the production issues discussed below or otherwise) could require Novogyne (which holds the CombiPatch marketing rights) to record an impairment loss related to these marketing rights, which would harm both our and Novogyne’s results of operations.

Transdermal Fentanyl System

     In February 2004, we licensed our developmental generic fentanyl patch to Endo. Our fentanyl patch is intended to be the generic equivalent of Johnson & Johnson’s Duragesic® patch. Based on the current patent and exclusivity status of Johnson & Johnson’s Duragesic® patch, the earliest our generic fentanyl patch could be launched is January 24, 2005, assuming FDA approval is received by that time, but we cannot predict whether we will receive FDA approval by that time or at all. Several parties have filed citizen petitions with the FDA seeking to prevent or delay FDA approval of generic versions of Duragesic®, and other citizen petitions may be filed in the future and other regulatory strategies may be employed to prevent or delay such approvals. We cannot predict whether or to what extent current or future petitions or regulatory strategies will be successful in preventing or delaying FDA approval of our fentanyl product.

     In the third quarter of 2004, we began manufacturing our fentanyl patch in advance of FDA approval. To the extent launch supplies are manufactured and approval is not ultimately received or is delayed, the agreement provides that Noven and Endo will share the cost of manufacturing product that cannot be sold by Endo in accordance with an agreed-upon formula. We estimate that our share of such costs could be up to approximately $5.0 million. If the product has not been approved or we have not supplied Endo’s launch requirements by May 2005, Endo may have the right to terminate the license, depending on the number of generic competitors in the market.

Production Issues

     In 2003, our product stability testing program revealed that certain lots of CombiPatch and Vivelle-Dot patches did not maintain required specifications throughout the products’ shelf lives, resulting in product recalls. As a result, in 2003, Noven and Novogyne established allowances for the return of recalled product, which had the effect of reducing Noven’s and Novogyne’s net revenues by $1.4 million and $6.5 million, respectively, for the year ended December 31, 2003. Based on a review of available relevant information, including actual product returns and future expected returns, Noven and Novogyne reduced these allowances during the nine months ended September 30, 2004, which had the effect of increasing net revenues for the nine months ended September 30, 2004 by $0.6 million and $3.1 million for Noven and Novogyne, respectively. The effect on Noven of these adjustments by Noven and Novogyne was to increase Noven’s income before income taxes by $2.0 million for the nine months ended September 30, 2004. The effect on Novogyne of Novogyne’s adjustment was to increase Novogyne’s income before income taxes by $2.6 million for the nine months ended September 30, 2004. These adjustments did not have an effect on Noven’s and Novogyne’s net revenues nor income before income taxes for the three months ended September 30, 2004. At September 30, 2004, allowances for recall related returns were $0.1 million at Noven. There are no remaining allowances for recall related returns at Novogyne. In addition, Noven had $0.1 million remaining in reserves for expected costs related to the 2003 product recalls.

     In late October 2004, our product stability testing program indicated that one commercial lot of CombiPatch did not maintain required specifications throughout the product’s shelf life due to the formation of crystals. This issue is unrelated to the issue that led to the 2003 product recalls referenced above. CombiPatch, approved in 1998, was the first two-drug patch approved by the FDA. It is unique among our current products in that it requires refrigeration until dispensed to the patient, and then has a limited shelf-life at room temperature. The stability of CombiPatch can be affected by environmental conditions during the production process, in particular moisture/humidity, which can lead to the formation of crystals. Novartis has advised us that they will recall this lot, but we do not expect the costs related to the recall of this lot to have a material impact on Noven’s or Novogyne’s financial results. We continue to manufacture and ship CombiPatch to Novogyne.

     We continue to maintain our stability testing for CombiPatch, and are undertaking additional testing related to the October 2004 stability failure. If our testing indicates that additional CombiPatch lots do not meet specification or are affected by the issue impacting the lot to be recalled, there could be additional recalls. Although Noven and Novartis work together in assessing production issues, the decision to recall product resides with Novartis as the holder of the CombiPatch NDA and is not within our control. If our estimates concerning product returns associated with the recall are incorrect, or if our continued testing indicates that more than one lot is affected, or if Novartis should initiate additional recalls for any reason, then Noven’s and Novogyne’s business and results of operations could be materially and adversely impacted.

     CombiPatch represented approximately 14% of Novogyne’s total U.S. prescriptions for the third quarter of 2004.

Results of Operations

Three and nine months ended September 30, 2004 compared to the three and nine months ended September 30, 2003

Revenues

     Total revenues for the three and nine months ended September 30, 2004 and 2003 are summarized as follows (dollar amounts in thousands):

	Three Months			Nine Months
	2004	2003	% Change	2004	2003	% Change
Product revenues — Novogyne:
Product sales	$4,364	$2,756	58%	$15,058	$11,772	28%
Royalties	1,411	1,182	19%	3,909	3,381	16%

	5,775	3,938	47%	18,967	15,153	25%

Product revenues — third parties:
Product sales	3,287	4,035	(19%)	9,614	12,748	(25%)
Royalties	—	10	N/M	214	40	N/M

	3,287	4,045	(19%)	9,828	12,788	(23%)

Total product revenues	9,062	7,983	14%	28,795	27,941	3%

License and contract revenues:
Contract	43	231	N/M	1,415	296	N/M
License	996	882	13%	2,976	3,145	(5%)

	1,039	1,113	(7%)	4,391	3,441	28%

Net revenues	$10,101	$9,096	11%	$33,186	$31,382	6%

     N/M — not meaningful

Net Revenues

     As described in more detail below, the increase in net revenues for the three and nine months ended September 30, 2004 as compared to the same periods in 2003 was primarily attributable to higher sales of our United States products, partially offset by a decline in sales of our international products. In addition, contract revenues increased for the nine months ended September 30, 2004 as compared to the same period in 2003 due to the attainment of certain product development milestones. Net revenues for the nine months ended September 30, 2004 also benefited from a reduction in allowances for returns.

Product Revenues – Novogyne

     Product revenues – Novogyne consists of our sales of Vivelle, Vivelle-Dot/Estradot and CombiPatch to Novogyne at a fixed price for resale by Novogyne primarily in the United States as well as the royalties we receive as a result of Novogyne’s sales of Vivelle and Vivelle-Dot.

     The $1.8 million increase in product revenues from Novogyne for the three months ended September 30, 2004 as compared to the same period in the prior year primarily related to a $0.9 million allowance for returns established in the third quarter of the prior year related to product recalls, as well as higher unit sales of Vivelle-Dot.

     The $3.8 million increase in product revenues from Novogyne for the nine months ended September 30, 2004 as compared to the same period in the prior year primarily relates to $2.6 million in higher sales for Vivelle-Dot and $1.2 million in higher sales of Estradot to Canada. The higher sales of Estradot was primarily due to higher unit sales due to timing of orders. The increase in Vivelle-Dot sales was primarily attributable to inventory reduction initiatives in the first half of the prior year, which reduced our sales to Novogyne during that period. In addition, product revenues in the prior period included a $0.9 million allowance for returns established in the third quarter of the prior year related to product recalls. Based upon our review and analysis of the most current information regarding historical and expected future returns, we reduced this allowance by $0.6 million for the nine months ended September 30, 2004. The net effect of these two events accounts for $1.5 million of the increase in net revenues for the nine months ended September 30, 2004 as compared to the same period in the prior year.

Product Revenues – Third Parties

     Product revenues – third parties consists substantially of sales of Menorest®, Estradot® and Estalis® to Novartis Pharma at a price based on a percentage of the licensee’s net selling price (subject to certain minima) for resale primarily outside the United States and Japan, together with royalties generated from Novartis Pharma’s sales of Vivelle and Estradot in Canada.

     The $0.8 million decrease in product revenues from third parties for the three months ended September 30, 2004 as compared to the same period in the prior year primarily related to $1.2 million in lower unit sales of all products, partially offset by a $0.4 million in higher sales of Estradot, primarily related to a price adjustment payment which was recorded upon determining that Novartis Pharma’s sales price of Estradot entitled Noven to receive amounts in excess of the minimum transfer price. The decline in sales reflected lower prescription trends following the publication of the combination therapy arm of the WHI study and other studies.

     The $3.0 million decrease in product revenues from third parties for the nine months ended September 30, 2004 as compared to the same period in the prior year primarily related to $3.8 million in lower sales of Estalis, primarily related to lower unit sales. This decrease was partially offset by $1.2 million in higher sales of Estradot, primarily related to a price adjustment payment as noted above for the three months ended September 30, 2004. The lower unit sales of Estalis reflected lower prescription trends following the publication of the combination therapy arm of the WHI study and other studies.

License and Contract Revenues

     The decrease in contract revenues for the three months ended September 30, 2004 as compared to the same period in the prior year was primarily attributable to the attainment of certain product development milestones and the completion of certain product development contracts in the prior period, which were not repeated in the current period. The increase in license revenue for the three months ended September 30, 2004 as compared to the same period in the prior year was due to the recognition of license revenue in connection with our collaboration with Endo in the current period.

     The increase in contract revenues for the nine months ended September 30, 2004 as compared to the same period in the prior year was primarily attributable to the attainment of certain product development milestones and the completion of certain product development contracts in the current period. The decrease in license revenues for the nine months ended September 30, 2004 as compared to the same period in the prior year was due to the recognition of license revenue in connection with the Shire transaction in the prior year, which was not repeated in the current year. Beginning in the third quarter of 2003, we ceased amortizing the unamortized balance of license revenue we received in the Shire transaction due to the planned initiation of additional clinical trials and the significant costs expected to be incurred in pursuing MethyPatch® approval. As previously disclosed, our direct costs incurred in pursuit of approval are currently being deferred and offset against a portion of the $25.0 million deferred revenue previously received from Shire.

Gross Margin

     Gross margin for the three and nine months ended September 30, 2004 and 2003 are summarized as follows (dollar amounts in thousands):

	Three Months			Nine Months
	2004	2003	% Change	2004	2003	% Change
Total product revenues	$9,062	$7,983	14%	$28,795	$27,941	3%

Gross profit (product revenues less cost of products sold)	4,078	4,047	1%	13,318	13,680	(3%)

Gross margin (gross profit as a percentage of product revenues)	45%	51%		46%	49%

     The decrease in gross margin for the three and nine months ended September 30, 2004 as compared to the same period in the prior year was primarily due to an increase in deferred profit related to sales of product to Novogyne which reflected our increased sales to Novogyne in the current period in comparison to the same period in the prior year. We defer 49% of the profit on product we sell to Novogyne until that product is sold by Novogyne to trade customers. As a result, if Novogyne sells more product than we provide it in a given period (i.e., if Novogyne’s inventories decline), we will defer less profit from Novogyne, which increases our gross margin for that period. Noven’s cost of products sold is adjusted from period to period to reflect changes in deferred profit. As a result, Noven’s gross margin can vary significantly from period to period.

     The decrease in gross margin for the three and nine months ended September 30, 2004 was partially offset by the impact of allowances for reserves for product recalls established at Noven in the three months ended September 30, 2003 and subsequently reduced in the first half of 2004, which increased product revenues in the current period without affecting cost of products sold. The decrease was also partially offset by an increase in product royalties for the three months ended September 30, 2004 as compared to the prior period, which also increased product revenues without affecting cost of products sold.

Operating Expenses

     Operating expenses for the three and nine months ended September 30, 2004 and 2003 are summarized as follows (dollar amounts in thousands):

	Three Months			Nine Months
	2004	2003	% Change	2004	2003	% Change
Research and development	$2,741	$1,916	43%	$7,730	$6,563	18%

Marketing, general and administrative	4,358	4,791	(9%)	12,024	12,265	(2%)

Research and Development

     The $0.8 million increase in research and development expenses for the three months ended September 30, 2004 as compared to the same period in 2003 was primarily attributable to an increase in development expenses for hormone therapy products as well as non-clinical development related to our fentanyl transdermal system.

     The $1.2 million increase in research and development expenses for the nine months ended September 30, 2004 as compared to the same period in 2003 was primarily attributable to a $2.0 million increase in development expenses for hormone therapy products as well as non-clinical development related to our fentanyl transdermal system. This increase was partially offset by $0.8 million reduction in clinical expenses related to MethyPatch. As previously disclosed, our direct costs incurred in pursuit of MethyPatch approval are currently being deferred and offset against a portion of the $25.0 million deferred revenue previously received from Shire.

Marketing, General and Administrative

     The $0.4 million decrease in marketing, general and administrative expenses for the three months ended September 30, 2004 as compared to the same period in 2003 was primarily attributable to the $0.9 million in accrual established in the prior year related to expected costs associated with product recalls, partially offset by $0.4 million in increased compensation costs in the current period.

     The $0.2 million decrease in marketing, general and administrative expenses for the nine months ended September 30, 2004 as compared to the same period in 2003 was primarily attributable to a $1.5 million reduction in costs due to the elimination of pre-launch marketing expenses for MethyPatch, which ceased during the second quarter of 2003 as a result of the license of MethyPatch to Shire, and $0.9 million in allowances established in the prior year related to expected costs associated with product recalls. This decrease was partially offset by $1.0 million of increased compensation costs, $0.6 million of increased consulting and professional fees primarily related to new requirements resulting from the Sarbanes-Oxley Act of 2002, and $0.4 million of increased insurance costs.

Income Taxes

     Our effective tax rate was approximately 42% and 38% for the three and nine months ended September 30, 2004 and 36% for each of the three and nine months ended September 30, 2003. The provision for income taxes is based on the Federal statutory and state income tax rates. The increase for our effective tax rate for the three and nine months ended September 30, 2004 as compared to the prior year relates primarily to a shift in income to higher state tax rate jurisdictions and tax uncertainties related to outstanding Internal Revenue Service audits. Net deferred income tax assets are measured using the average graduated tax rate for the estimated amount of annual taxable income in the years that the liability is expected to be settled or the asset recovered. The effect of adjusting the expected tax rate related to the net deferred income tax assets is included in the provision for income taxes. As of September 30, 2004, we had a net deferred tax asset of $17.2 million. Realization of this deferred tax asset depends upon the generation of sufficient future taxable income. Although realization is not assured, we believe it is more likely than not that the deferred income tax asset will be realized based upon estimated future taxable income.

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

     The financial results of Novogyne for the three and nine months ended September 30, 2004 and 2003 are summarized as follows (dollar amounts in thousands):

	Three Months			Nine Months
	2004	2003	% Change	2004	2003	% Change
Gross revenues(1)	$34,314	$31,584	9%	$94,463	$84,321	12%
Sales allowances	3,123	2,969	5%	9,412	8,764	7%
Sales returns allowances	3,676	4,586	(20%)	3,968	5,255	(24%)

Sales allowances and returns	6,799	7,555	(10%)	13,380	14,019	(5%)

Net revenues	27,515	24,029	15%	81,083	70,302	15%
Cost of sales	5,394	4,568	18%	16,926	14,793	14%

Gross profit	22,121	19,461	14%	64,157	55,509	16%
Gross margin percentage	80%	81%		79%	79%
Selling, general and administrative expenses	7,957	8,113	(2%)	22,519	23,617	(5%)
Amortization of intangible asset	1,545	1,545	—	4,635	4,635	—

Income from operations	12,619	9,803	29%	37,003	27,257	36%
Interest income	50	33	52%	103	135	(24%)

Net income	$12,669	$9,836	29%	$37,106	$27,392	35%

Noven’s equity in earnings of Novogyne	$6,232	$4,529	38%	$15,097	$9,849	53%

(1)	Novogyne’s gross revenues, which are calculated by adding sales allowances and sales returns allowances to net revenues, are discussed in this section because Noven’s management believes it is a useful measure to evaluate and compare Novogyne’s sales period to period in light of the significant historic fluctuations in Novogyne’s sales allowances and returns.

Novogyne Net Revenues

     Gross revenues increased $2.7 million for the three months ended September 30, 2004 compared to the prior year, primarily due to $4.5 million in increased sales of Vivelle-Dot partially offset by a decrease of $1.3 million in sales of CombiPatch. Approximately $1.7 million of the Vivelle-Dot increase was due to price, while the remaining $2.8 million increase related to increased unit sales. Because underlying prescriptions for our products declined slightly period to period, we believe the increase in gross revenues was related to the timing of orders from trade customers. Novogyne sells its products to trade customers, including wholesalers, distributors and chain pharmacies. As has historically been the case, the timing of purchases by trade customers is driven by the inventory needs of each customer and other factors, and does not necessarily track underlying prescription trends in any given period or coincide with Novogyne’s quarterly financial reporting periods. As a result, the timing of orders by trade customers is difficult to predict and can lead to significant variability in Novogyne’s quarterly results. The lower sales of CombiPatch were due to a continuing decline in the market for combination therapies after the publication of the combination arm of the WHI study.

     Gross revenues increased $10.1 million for the nine months ended September 30, 2004 compared to the prior year, primarily due to $11.1 million in increased sales of Vivelle-Dot and $2.5 million in increased sales of Estradot to Canada. We believe the increase in Estradot sales to Canada was due to Novartis Pharma restocking inventory. Approximately $6.2 million of the Vivelle-Dot increase was due to price, while the remaining $4.9 million increase related to increased unit sales. This increase in sales was partially offset by a $1.3 million decrease in sales of Vivelle, our first generation estrogen patch, and a $2.2 million decrease in sales of CombiPatch due to a continuing decline in the market for combination therapies after the publication of the combination arm of the WHI study.

     Sales allowances consist of chargebacks, Medicaid rebates, managed healthcare rebates, cash discounts and other allowances, which tend to fluctuate based on changes in gross revenues. These sales allowances were 9% of gross revenues for the three months ended September 30, 2004 and 2003, and 10% of gross revenues for the nine months ended September 30, 2004 and 2003, respectively.

     Sales returns allowances consist of: (i) allowances for returns of expiring product, and (ii) allowances for returns for product recalls. For the three months ended September 30, 2004, sales return allowances were $3.7 million, all of which related to allowances for returns of expiring product. Novogyne increased its allowances for returns of expiring product primarily due to higher actual returns for Vivelle. Actual returns are one of the significant factors considered in assessing the adequacy of allowances for returns of expiring product. For the three months ended September 30, 2003, sales return allowances were $4.6 million, reflecting $5.0 million in allowances for product recalls, partially offset by $0.4 million in allowances for returns for expiring product.

     For the nine months ended September 30, 2004, sales return allowances were $4.0 million, reflecting an increase in allowances for expiring product of $7.1 million, partially offset by a $3.1 million decrease in allowances for returns for product recalls. Novogyne increased its allowances for expiring product primarily due to higher actual returns for Vivelle. Novogyne decreased its allowances for returns for product recalls in the nine months ended September 30, 2004 based on its actual returns to date and expected future returns. For the nine months ended September 30, 2003, sales return allowances were $5.3 million, reflecting $5.0 million in allowances for returns for product recalls and $0.3 million in allowances for expiring product.

Novogyne Gross Margin

     Gross margin was consistent for the three and nine months ended September 30, 2004 as compared to the same periods in 2003.

Novogyne Selling, General and Administrative Expenses

     Selling, general and administrative expenses for the three and nine months ended September 30, 2004 decreased $0.2 million and $1.1 million, respectively, which was primarily attributable to timing of sample orders by Novogyne.

Novogyne Amortization of Intangible Asset

     Novogyne amortized $1.5 million related to the acquisition cost for the CombiPatch product for each of the three month periods ended September 30, 2004 and 2003 and $4.6 million for each of the nine month periods ended September 30, 2004 and 2003. Our CombiPatch product was licensed by Novogyne in March 2001.

Liquidity and Capital Resources

     As of September 30, 2004 and December 31, 2003, we had $100.3 million and $83.4 million in cash and cash equivalents, and working capital of $94.8 million and $76.7 million, respectively.

     Cash provided by (used in) operating, investing and financing activities for the nine months ended September 30, 2004 and 2003 is summarized as follows (amounts in thousands):

	2004	2003
Cash flows:
Operating activities	$16,914	$33,370
Investing activities	(5,426)	(4,104)
Financing activities	5,478	(1,037)

Operating Activities

     Net cash provided by operating activities for the nine months ended September 30, 2004 primarily resulted from the receipt of an $8.0 million payment upon the closing of the Endo transaction in February 2004 and $12.3 million in distributions from Novogyne, partially offset by $6.7 million in expenses incurred in pursuit of MethyPatch product regulatory approval.

     Net cash provided by operating activities for the nine months ended September 30, 2003 primarily resulted from the receipt of a $25.0 million license payment from Shire and a $16.9 million distribution from Novogyne. The increase was partially offset by changes in working capital due to the timing and amount of product shipments, payment of Director’s and Officer’s insurance premiums and payment of income taxes.

Investing Activities

     Net cash used in investing activities for the nine months ended September 30, 2004 and 2003 was primarily attributable to the purchase of fixed assets to expand production capacity for future products and payment of patent development costs.

Financing Activities

     Net cash provided by financing activities for the nine months ended September 30, 2004 was primarily attributable to $5.6 million received in connection with the issuance of common stock from the exercise of stock options.

     Net cash used in financing activities for the nine months ended September 30, 2003 was primarily attributable to the repurchase of 105,000 shares of our common stock for $1.3 million, partially offset by cash received in connection with the issuance of common stock from the exercise of stock options.

Short-Term and Long-Term Liquidity

     Our principal sources of short-term liquidity are existing cash, cash generated from product sales, fees and royalties under development and license agreements and distributions from Novogyne. In February 2004, Endo paid us $8.0 million upon closing of the fentanyl patch licensing transaction. For the nine months ended September 30, 2004, all of our income before income taxes was comprised of equity in earnings of Novogyne, a non-cash item. Although we expect to receive distributions from Novogyne, there can be no assurance that Novogyne will have sufficient profits or cash flow to pay distributions or that Novogyne’s Management Committee will authorize such distributions.

     Our short-term cash flow is dependent on sales, royalties and license fees associated with transdermal HT products. Any decrease in sales of those products by us or our licensees or any increase in returns of products to Novogyne (including any such changes resulting from the HT studies), the further decline of the HT market, or the inability or failure of Novogyne to pay distributions would have a material adverse effect on our short-term liquidity and require us to rely on our existing cash balances or on borrowings to support our operations and business.

     We also expect our funding of any additional studies for our MethyPatch product will have a negative impact on our short-term liquidity. For the nine months ended September 30, 2004, $6.7 million in deferred license revenues were used to offset MethyPatch development expenses. We cannot assure that MethyPatch will be approved by the FDA, particularly in light of the not approvable letter we received from the FDA in April 2003, and there is no assurance that the additional studies will address the FDA’s issues or that the FDA may not raise additional issues following any submission of an amendment to the MethyPatch NDA. Additionally, even if the FDA approves MethyPatch, we cannot assure that Shire will generate MethyPatch product sales at levels that would trigger our milestone payments; therefore, we cannot assure that we will receive any further payments from Shire with respect to MethyPatch.

     Our short-term liquidity will be affected in 2004 as we expect to incur additional funds in capital expenditures during the remainder of 2004 primarily in preparation for the expected launch of new products, including our fentanyl patch, but we can not predict when, or if, any of the products may be launched. We have begun manufacturing launch supplies for our fentanyl patch. In the fourth quarter of 2004, we expect that we may incur up to $10.0 million for the cost of pre-launch inventories for our fentanyl patch. If approval is not ultimately received or is delayed, the agreement provides that Noven and Endo will share the cost of manufacturing product that cannot be sold by Endo in accordance with an agreed-upon formula. We estimate that our share of such costs could be up to approximately $5.0 million. If the product has not been approved or we have not supplied Endo’s launch requirements by May 2005, Endo may have the right to terminate the license, depending on the number of generic competitors in the market.

     We believe that we will have sufficient liquidity available to meet our operating needs and anticipated short-term capital requirements. For our long-term operating needs, we intend to utilize funds derived from the above sources, as well as funds generated through sales of products under development or products that we may license or acquire from others. We expect that such funds will be comprised of payments received pursuant to future development and licensing arrangements, as well as direct sales of our own products. We expect that our cash requirements will continue to increase, primarily to fund plant and equipment to expand production capacity for new products. If our products under development, including those being developed with Shire and P&G Pharmaceuticals, are successful, these expenditures, which may include an additional manufacturing plant, may be significant. We cannot assure that we will successfully complete the development of such products, that we will obtain regulatory approval for any such products, that any approved product may be produced in commercial quantities, at reasonable costs, and be successfully marketed, or that we will successfully negotiate future licensing or product acquisition arrangements. Because much of the cost associated with product development is incurred prior to product launch, if we are unsuccessful in out-licensing, or if we are unable to launch additional commercially-viable products that we develop or that we license or acquire from others, we will have incurred the up-front costs associated with product development or acquisition without the benefit of the liquidity generated by sales of those products, which could adversely affect our long-term liquidity needs. Factors that could impact our ability to develop or acquire and launch additional commercially-viable products are discussed under “Cautionary Factors that May Impact Future Results.”

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

Recent Accounting Pronouncements

     In December 2003, the FASB issued Interpretation No. 46R, Consolidation of Variable Interest Entities (“FIN 46”). This Interpretation of Accounting Research Bulletin 51, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities which have one or both of the following characteristics: (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity, and (ii) the equity investors lack one or more of the characteristics of a controlling financial interest. This interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies no later than the first reporting period ending after March 15, 2004 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Our investment in Novogyne is not considered a variable interest in a Variable Interest Entity (“VIE”) under the provisions of FIN 46. Therefore, the consolidation and disclosure rules of FIN 46 are not applicable to us and we do not expect any impact on our financial statements from adopting this interpretation. These conclusions are based on currently available information and require us to assess our investment interest and ownership rights in Novogyne. If our conclusions or our underlying assumptions of factual information concerning our investment in Novogyne prove incorrect or were to change, Novogyne may be considered a VIE and our investment in Novogyne could become subject to the consolidation and disclosure rules of FIN 46. In that case, a determination would have to be made as to the primary beneficiary of Novogyne’s interest. The primary beneficiary would then consolidate Novogyne. We believe that, even if a determination were made that Novogyne was a VIE at September 30, 2004, Novartis is the primary beneficiary due to its preferred return and 51% equity interest in Novogyne and would continue to consolidate Novogyne.

Critical Accounting Policies

     For a discussion of our critical accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies”, which is included in our Form 10-K for the year ended December 31, 2003.

Outlook

     A summary of our current financial guidance and outlook is provided below. This information is based on our current assumptions and expectations, many of which are beyond our control. This information is also premised on our current assumption that for the periods referenced there will not be any unforeseen material:

•	transactions;

•	changes in Noven’s or Novogyne’s accounting or accounting principles;

•	regulatory, technological or clinical study developments;

•	changes in the demand for or the supply, distribution or inventory levels of our HT products (including any changes resulting from the impact of competitive HT products that have been launched in 2004);

•	recalls of CombiPatch beyond the one lot discussed under the caption “Production Issues”;

•	changes in our business relationships/collaborations; or

•	changes in the economy or the health care sector generally.

     If our assumptions or expectations concerning these matters prove to be incorrect, or if other unexpected circumstances should arise, our actual financial results could differ materially from the expected results discussed below. Accordingly, we cannot assure that we will achieve results consistent with this guidance. For a discussion of these and other factors that may impact our actual financial results for full-year 2004, we refer you to the risks, uncertainties and cautionary factors discussed below under the caption “Cautionary Factors that May Impact Future Results” as well as those discussed in our Form 10-K for the year ended December 31, 2003, as amended.

     For full-year 2004, we currently expect:

•	Noven’s net revenues to approximate 2003 results;

•	Noven’s research and development spending in 2004 to increase compared to 2003;

•	Noven’s fully diluted earnings per share to be in the $0.40 to $0.45 range; and

•	Novogyne’s 2004 net revenues and net income to approximate 2003 results.

     Novogyne’s 2004 net revenues are expected to reach the upper end of our expectations, and Novogyne expects to initiate promotional programs during the fourth quarter of 2004, which programs will increase Novogyne’s fourth quarter selling, general and administrative expenses over third quarter 2004 levels. Novogyne sells three products, one of which (Vivelle-Dot) represented over 75% of total prescriptions for Novogyne’s products during the first nine months of 2004. These products are sold to a relatively small number of trade customers, including large wholesalers and others who may vary their inventory levels based on factors that do not necessarily track underlying prescription trends. In light of these circumstances, the timing and quantity of purchases by one or more trade customers is difficult to predict and can cause Novogyne’s operating results to fluctuate by quarter, and do not necessarily track underlying prescription trends or coincide with Novogyne’s quarterly financial reporting period.

     For full year 2004, we expect that a decline in Noven’s international product revenues should be approximately offset by an increase in Noven’s other revenue sources. We expect capital expenditures in 2004 to increase over 2003 levels as we prepare for the possible launch of our fentanyl patch. We expect that capital expenditures will increase significantly beginning in 2005 in connection with the development of other new products, including products under our collaborations with Shire, Endo and P&G Pharmaceuticals.

     Based on the current patent and exclusivity status of Johnson & Johnson’s Duragesic fentanyl patch, the earliest that our generic fentanyl patch (licensed to Endo) could be launched in the United States is January 24, 2005, assuming FDA approval is received by that time. If our fentanyl patch is approved and commercialized in the January 2005 timeframe, we would expect Noven’s revenues and net income for full-year 2005 to increase significantly over 2004 levels, but we cannot assure that we will receive FDA approval and launch the product with Endo in that timeframe or at all.

Cautionary Factors that May Impact Future Results

     Except for historical information contained herein, the matters discussed in this report are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements about our and our licensees’ respective plans, objectives, expectations, estimates, strategies, prospects, product approvals and development plans, and anticipated financial results. These statements are typically identified by the use of terms such as “anticipates,” “believes,” “estimates,” “hopes,” “expects,” “intends,” “may,” “plans,” “could,” “should,” “will,” “would” and similar words. These statements are based on our current expectations and beliefs concerning future events and are subject to risks and uncertainties that could cause actual results to differ materially from those expressed herein. We do not undertake to update any of these forward-looking statements or to announce the results of any revisions to these forward-looking statements except as required by law. In addition to the factors described elsewhere in this report and in our Form 10-K for the year ended December 31, 2003, as amended, the risks and uncertainties in the following categories, among others, as well as our success at managing those risks, could cause our actual results to differ materially from those expressed in any forward-looking statements:

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

     Regulatory Matters, uncertainties relating to actions that may be taken against us by the FDA or other regulators, whether relating to manufacturing processes, suppliers, commercialized products, products in development or otherwise, and any related costs; uncertainties related to the FDA’s discretion to approve or not approve a product; the timing of any FDA approval for any of our products in development, which is outside our control and which may impact the success of product launch and market penetration; and uncertainties related to our ability to comply with Drug Enforcement Administration regulations related to our purchase, storage and usage of controlled substances in products we may manufacture, including our developmental MethyPatch and fentanyl patch.

     Production Matters, risks related to our reliance on suppliers for the availability and quality of raw materials used in our products; risks related to our reliance on a single supplier for certain raw materials and compounds used in our products; uncertainties regarding the timing and magnitude of any product recalls, including those which may be related to the October 2004 CombiPatch stability issue; the impact of the recalls or related issues on Novartis’ or other partners’ strategy for the commercialization of our products; the possibility that our estimates of the impact of future returns and charges may prove inaccurate, incomplete or otherwise incorrect; the impact of detected or undetected product stability failures or other product defects on our ability to estimate our reserves for sales returns and other associated accounting consequences.

     Our Partners, the risk that our development partners may have different or conflicting priorities than ours which may adversely impact their ability or willingness to assist in the development and commercialization of our products or to continue the development programs in which they and we have partnered; uncertainties regarding our ability to attract additional development partners; the possibility that our technologies may not be approvable or suitable for use in additional therapeutic categories, including those categories addressed through products developed with our development partners; the possibility that we may be unsuccessful in achieving milestone objectives under our development programs and may not receive any further payments; the possibility that our development programs may not proceed on schedule or as expected, which could, among other things, prevent us from achieving milestone objectives under our development programs and/or cause delays or cancellations of programs; the possibility that our current development priorities could render us unable to advance our other development projects or increase the cost of advancing those projects; risks related to our dependence on Novartis to perform Novogyne’s financial, accounting, inventory, distribution, revenues and sales deductions functions (including any asset impairment decisions for Novogyne), including the risk that Novartis may perform these functions differently than we would have, inadequately or incorrectly; risks and uncertainties related to the fact that Vivelle-Dot comprises a substantial majority of Novogyne’s aggregate total prescriptions; and the possibility that our financial results could fluctuate from period to period or otherwise be affected by Novartis’ monitoring of trade inventory levels for Novogyne and its decisions related thereto.

     MethyPatch, the risk that the FDA may determine that our protocols and/or clinical strategies do not address the FDA’s concerns regarding the approval of the MethyPatch product NDA; the risk that planned additional studies may not be commenced or completed in a timely manner, due to an inability to enroll a sufficient number of subjects for the additional studies or otherwise, which could delay the filing of an amendment to the MethyPatch product NDA past 2005; the possibility that planned additional studies of MethyPatch will not produce results that support approval or that, even if the additional studies are completed and are successful, MethyPatch may not ultimately be approved or commercialized; the timing of the FDA’s review of any amended NDA for MethyPatch as well as any product approval, which are outside Noven’s control and which may impact the success of product launch and market penetration; Shire’s control over the management of the planned additional MethyPatch product clinical trials, including the risk that Shire may elect to manage such studies differently than Noven might have, incorrectly or inadequately; the possibility that the additional studies may be more extensive, lengthier or more costly than anticipated and may exceed the total amount of license revenues available to offset such costs and expenses; any exercise of Shire’s right to terminate the agreement following its review of the results of the additional studies, including the risk that, in such event, our right to receive a $50.0 million approval milestone would terminate, and that we may be unable or unwilling to proceed with the project or may be unable to license MethyPatch to a third party or to a party with the resources of Shire on commercially reasonable terms; the possibility that our method of accounting for the $25.0 million received from Shire could change under certain circumstances, including if the parties’ MethyPatch product strategy changes or if our MethyPatch product development is discontinued; and the likelihood that our development strategy would change if Shire were to terminate the agreement under certain circumstances, or if our MethyPatch product were not ultimately approved or were abandoned.

     Fentanyl Patch, the risks and uncertainties associated with the FDA’s review of Noven’s fentanyl Abbreviated New Drug Application; the risks and uncertainties associated with citizen petitions, including the citizen petitions that have been filed with respect to generic fentanyl patches; the possibility that milestone payments may be reduced and/or that Endo may exercise its contractual right to terminate the license agreement if the product launch is delayed for any reason, including delay in obtaining FDA approval; patent or other strategies by third parties could delay or prevent the launch of our fentanyl patch or other products; the possibility that we may be unable to recover significant costs to manufacture launch supplies of fentanyl patches prior to product launch if FDA approval is not obtained on a timely basis or at all; the possibility that, even if approved, our fentanyl patch or other products may not be successfully commercialized due to competitive market conditions or other factors, including physician/patient preferences for other therapies; and during 2004, companies offering generic drug products have experienced significant product pricing pressure, often earlier than expected in the product’s life cycle, which has negatively affected the profitability of certain of their generic products.

     Other Matters, expected fluctuations in quarterly revenues and research and development expenses; and uncertainties associated with our beliefs regarding the timing of trade customer orders. We caution that the foregoing list of factors is not exhaustive.

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     The following table provides information with respect to our stock repurchases during the third quarter of 2004:

			Total Number of
			Shares	Approximate
			Purchased as	Dollar Value
			Part of	That May Yet
			Publicly	be Purchased
	Total Number of	Average Price Paid	Announced	under the
	Shares Purchased	Per Share	Program	Program(1)
July 1, 2004 to July 31, 2004	—	—	—	$23,711,040

August 1, 2004 to August 31, 2004	—	—	—	$23,711,040

September 1, 2004 to September 30, 2004	—	—	—	$23,711,040

Totals	—	—	—	$23,711,040

(1)	In March 2003, we announced a stock repurchase program authorizing the buy back of up to $25.0 million of our Common Stock. There is no expiration date specified for this program.

Item 5. Other Information

     Since 1999, we have entered into Employment Agreements (Change of Control) with certain of our officers. On November 8, 2004, we entered into amended Employment Agreements (Change of Control) with 10 Noven officers, including the following “named executive officers” (as defined in Item 401 of Regulation S-K): Juan A. Mantelle, Jeffrey F. Eisenberg, W. Neil Jones and Diane M. Barrett. The sole purpose of the amended agreements was to conform the definition of “Change of Control” in these agreements with the definition of “Change of Control” in the Noven Pharmaceuticals, Inc. 1999 Long-Term Incentive Plan.

Item 6. Exhibits

10.1	Form of Incentive Stock Option Agreement

10.2	Form of Non-Qualified Stock Option Agreement

10.3	Form of Non-Qualified Stock Option Agreement (Non-Employee Director)

10.4	Employment Agreement (Change in Control), dated as of November 8, 2004, between Noven and each of Jeffrey F. Eisenberg, W. Neil Jones, Juan A. Mantelle and Diane M. Barrett

31.1	Certification of Robert C. Strauss, President, Chief Executive Officer and Chairman of the Board pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Diane M. Barrett, Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Robert C. Strauss, President, Chief Executive Officer and Chairman of the Board, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Diane M. Barrett, Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVEN PHARMACEUTICALS, INC.
Date: November 9, 2004	By:	/s/ Diane M. Barrett
Diane M. Barrett
Vice President and Chief Financial Officer