Form 10-Q
period 2005-06-30
NOVEN PHARMACEUTICALS INC
filed 2005-08-05
CIK 815838

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2005
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
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Class	Outstanding at July 29, 2005

Common stock $.0001 par value	23,578,359

NOVEN PHARMACEUTICALS, INC.
Cautionary Factors: This report contains “forward-looking statements.” Our actual results, performance and achievements may be materially different from those expressed or implied by such statements and readers should consider the risks and uncertainties associated with our business that are listed, by category, starting on page 35 of this report. For additional information regarding these and other risks and uncertainties, readers should refer to our Annual Report on Form 10-K for the year ended December 31, 2004, as well as other reports filed from time to time with the Securities and Exchange Commission.
Trademark Information: Vivelle, Vivelle-Dot, Estalis, Estradot, Famvir and Menorest are trademarks of Novartis AG or its affiliated companies; CombiPatch is a registered trademark of Vivelle Ventures LLC; Duragesic is a registered trademark of Johnson & Johnson; Intrinsa is a trademark of Procter & Gamble Pharmaceuticals, Inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NOVEN PHARMACEUTICALS, INC.
Condensed Statements of Operations
Three and Six Months Ended June 30,
(in thousands, except per share amounts)
(unaudited)

	Three Months		Six Months
	2005	2004	2005	2004
Revenues:
Product revenues — Novogyne:
Product sales	$4,714	$4,886	$9,692	$10,694
Royalties	1,713	1,608	2,827	2,498

Total product revenues — Novogyne	6,427	6,494	12,519	13,192
Product revenues — third parties	3,933	3,564	7,971	6,541

Total product revenues	10,360	10,058	20,490	19,733

Contract and license revenues:
Contract	429	853	1,024	1,372
License	982	1,044	1,993	1,980

Contract and license revenues	1,411	1,897	3,017	3,352

Net revenues	11,771	11,955	23,507	23,085

Expenses:
Cost of products sold	5,124	4,975	10,881	10,493
Research and development	3,145	2,734	6,155	4,989
Marketing, general and administrative	4,189	3,762	8,244	7,666

Total expenses	12,458	11,471	25,280	23,148

Income (loss) from operations	(687)	484	(1,773)	(63)

Equity in earnings of Novogyne	8,101	8,228	9,013	8,865
Interest income, net	593	184	1,096	340

Income before income taxes	8,007	8,896	8,336	9,142

Provision for income taxes	2,886	3,218	3,004	3,306

Net income	$5,121	$5,678	$5,332	$5,836

Basic earnings per share	$0.22	$0.24	$0.23	$0.25

Diluted earnings per share	$0.21	$0.23	$0.22	$0.24

Weighted average number of common shares outstanding:

Basic	23,565	23,386	23,537	23,226

Diluted	24,068	24,387	24,017	24,334

The accompanying notes are an integral part of these statements.

NOVEN PHARMACEUTICALS, INC.
Condensed Balance Sheets
(in thousands, except share data)
(unaudited)

	June 30, 2005	December 31, 2004
Assets
Current Assets:
Cash and cash equivalents	$33,333	$93,958
Short-term investments	44,600	—
Accounts receivable — trade (less allowance for doubtful accounts of $86 in 2005 and $64 in 2004)	5,290	5,395
Accounts receivable — Novogyne, net	7,378	10,098
Inventories	19,778	15,988
Net deferred income tax asset, current portion	6,100	6,700
Prepaid income taxes	6,407	9,344
Prepaid and other current assets	2,688	1,238

	125,574	142,721

Property, plant and equipment, net	26,947	22,587
Other Assets:
Investment in Novogyne	24,863	26,233
Net deferred income tax asset	8,782	8,239
Patent development costs, net	2,197	2,174
Deposits and other assets	22	21

	35,864	36,667

	$188,385	$201,975

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$6,295	$12,176
Capital lease obligations — current portion	118	114
Accrued liability — Shire	4,979	10,587
Accrued compensation and related liabilities	3,609	5,762
Other accrued liabilities	2,734	3,015
Deferred rent credit	89	—
Deferred contract revenues	1,853	2,076
Deferred license revenues — current portion	10,018	11,642

	29,695	45,372

Long-Term Liabilities:
Capital lease obligations	61	121
Deferred rent credit	792	—
Deferred license revenues	22,252	27,443

	52,800	72,936

Commitments and Contingencies (Note 12) Stockholders’ Equity:
Stockholders’ Equity:
Preferred stock — authorized 100,000 shares of $.01 par value; no shares issued or outstanding	—	—
Common stock — authorized 80,000,000 shares, par value $.0001 per share; issued and outstanding 23,576,820 at June 30, 2005 and 23,481,264 at December 31, 2004	2	2
Additional paid-in capital	89,450	88,236
Retained earnings	46,133	40,801

	135,585	129,039

	$188,385	$201,975

The accompanying notes are an integral part of these statements.

NOVEN PHARMACEUTICALS, INC.
Condensed Statements of Cash Flows
Six Months Ended June 30,
(in thousands)
(unaudited)

	2005	2004
Cash flows from operating activities:
Net income	$5,332	$5,836
Adjustments to reconcile net income to net cash flows (used in) provided by operating activities:
Depreciation and amortization	1,134	1,173
Amortization of patent costs	218	186
Amortization of non-competition agreement	—	167
Amortization of deferred rent credit	(31)	—
Income tax benefits on exercise of stock options	154	2,728
Deferred income tax expense (benefit)	57	(3,079)
Non-cash expense related to issuance of stock to outside directors	—	30
Recognition of deferred license revenues	(1,993)	(1,980)
Equity in earnings of Novogyne	(9,013)	(8,865)
Distributions from Novogyne	8,926	12,263
Changes in operating assets and liabilities:
Decrease in accounts receivable — trade, net	105	1,189
Decrease in accounts receivable — Novogyne, net	2,720	2,782
Increase in inventories	(3,790)	(252)
Decrease in prepaid income taxes	4,394	2,212
Increase in prepaid and other current assets	(1,450)	(1,383)
Increase in deposits and other assets	(1)	(6)
(Decrease) increase in accounts payable	(5,881)	1,557
(Decrease) increase in accrued liability — Shire	(5,608)	932
Decrease in accrued compensation and related liabilities	(2,153)	(843)
Decrease in other accrued liabilities	(281)	(872)
(Decrease) increase in deferred contract revenue	(223)	1,803
Increase in deferred license revenue	—	6,500
Direct expenses incurred in pursuit of methylphenidate patch regulatory approval	(4,822)	(1,346)

Cash flows (used in) provided by operating activities	(12,206)	20,732

Cash flows from investing activities:
Purchases of property, plant and equipment, net	(4,582)	(2,290)
Payments for patent development costs, net	(241)	(285)
Purchases of short-term investments	(201,665)	—
Proceeds from sale of short-term investments	157,065	—

Cash flows used in investing activities	(49,423)	(2,575)

Cash flows from financing activities:
Issuance of common stock from exercise of stock options	1,060	5,321
Repayments of capital leases and notes payable	(56)	(49)

Cash flows provided by financing activities	1,004	5,272

Net (decrease) increase in cash and cash equivalents	(60,625)	23,429

Cash and cash equivalents, beginning of period	93,958	83,381

Cash and cash equivalents, end of period	$33,333	$106,810

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
     Noven and Novartis Pharmaceuticals Corporation (“Novartis”) entered into a joint venture, Vivelle Ventures LLC (d/b/a Novogyne Pharmaceuticals) (“Novogyne”), effective May 1, 1998, to market and sell women’s prescription healthcare products in the United States and Canada. These products include Noven’s transdermal hormone therapy products delivery systems marketed under the brand names Vivelle®, Vivelle-Dot™ and CombiPatch®. Noven accounts for its 49% investment in Novogyne under the equity method and reports its share of Novogyne’s earnings as “Equity in earnings of Novogyne” on its Statements of Operations. Noven defers the recognition of 49% of its profit on products sold to Novogyne until the products are sold by Novogyne to third party customers.
2. BASIS OF PRESENTATION:
     In management’s opinion, the accompanying unaudited condensed financial statements of Noven contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly, in all material respects, the financial position of Noven as of June 30, 2005, and the results of its operations and its cash flows for the three and six months ended June 30, 2005 and 2004. Noven’s business is subject to numerous risks and uncertainties including, but not limited to, those set forth in Noven’s Annual Report on Form 10-K for the year ended December 31, 2004 (“Form 10-K”), and in Part I — Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this quarterly report on Form 10-Q. Accordingly, the results of operations and cash flows for the three and six months ended June 30, 2005 and 2004 are not, and should not be construed as, necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 2005 or for periods thereafter.
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
3. CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS:
     Cash and cash equivalents includes all highly liquid investments with an original maturity of three months or less at the date of purchase. Cash and cash equivalents as of June 30, 2005, and December 31, 2004, consisted primarily of overnight money market accounts, time deposits, and money market funds with original maturities of three months or less at the date of purchase.

Beginning in the first quarter of 2005, Noven invested a portion of its cash in short-term investments, which primarily consist of investment grade, asset backed, variable rate debt obligations and municipal auction rate securities, which are categorized as available-for-sale under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115 “Accounting for Certain Investments in Debt and Equity Securities”. Despite the long-term nature of their stated contractual maturities, these securities have provisions that allow for liquidation in the short-term. Accordingly, the short-term investments are reported at fair value, with any related unrealized gains and losses included in comprehensive income as a separate component of stockholder’s equity, net of applicable taxes. As of June 30, 2005, the cost of all short-term investments approximated fair value. Therefore, no unrealized gains and losses have been recognized for the quarter ended June 30, 2005. Realized gains and losses and interest and dividends are included in interest income or interest expense, as appropriate.
4. RECENT ACCOUNTING PRONOUNCEMENTS:
     In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151 “Inventory Costs – an amendment of ARB No. 43, Chapter 4” (“SFAS 151”), to clarify the accounting for abnormal amounts of idle facility expense, freight or wasted material (spoilage). SFAS 151 requires that those items be recognized as current-period charges regardless of whether they meet the “so abnormal” criterion outlined in Accounting Research Bulletin 43, Chapter 4, “Inventory Pricing”. SFAS 151 also introduces the concept of “normal capacity” and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. Unallocated overheads must be recognized as an expense in the period in which they are incurred. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Noven is currently assessing SFAS 151 and is unable to estimate the impact it will have on its results of operations and financial condition.
     In December 2004, the FASB issued SFAS No. 123(R) “Share-Based Payment (Revised 2004)” that will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award, which is generally over the vesting period. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation costs to be reported as financial cash flows, rather than as operating cash flows as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While Noven cannot estimate what those amounts will be in the future, the amount of such income tax benefits on exercise of stock options was $0.2 million and $2.7 million for the first half of 2005 and 2004, respectively. SFAS 123(R) replaces SFAS 123, “Accounting for Stock-Based Compensation”, and supersedes APB 25, “Accounting for Stock Issued to Employees”. For public companies such as Noven, the statement is effective as of the beginning of the first annual reporting period that begins after June 15, 2005 and accordingly, Noven anticipates adopting this statement in the first quarter of 2006. See Note 7 “Employee Stock Plans” with respect to the estimated impact SFAS 123 will have on Noven’s results of operations and financial condition.
     In December 2004, the FASB issued SFAS No. 153 “Exchanges of Nonmonetary Assets, An Amendment of APB Opinion No. 29” (“SFAS 153”). SFAS 153 eliminates the exception for exchange of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. SFAS 153 is effective for non-monetary assets and exchanges occurring in the first quarterly period beginning after June 15, 2005. As Noven has not and has no present intention to engage in exchanges of non-monetary assets, Noven does not anticipate that implementation of this statement will have a material impact on its results of operations and financial condition.

     In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS 154”). SFAS 154 replaces APB Opinion No. 20, Accounting Changes and FAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle. SFAS 154 also requires that a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for prospectively as a change in estimate, and correction of errors in previously issued financial statements should be termed a restatement. SFAS 154 is effective for accounting changes and correction of errors made in the first annual reporting period beginning after December 15, 2005. The implementation of SFAS 154 is not presently expected to have a material impact on Noven’s results of operations and financial condition.
5. RECLASSIFICATIONS:
     Certain reclassifications have been made to prior period financial statements to conform to the current year’s presentation.
6. INVENTORIES:
     The following are the major classes of inventories (in thousands):

	June 30,	December 31,
	2005	2004
Finished goods	$750	$610
Work in process	8,958	6,522
Raw materials	10,070	8,856

Total	$19,778	$15,988

     Included in the amounts identified above as of June 30, 2005 and December 31, 2004, were $13.8 million and $10.8 million, respectively, in inventories to manufacture Noven’s generic fentanyl patch for which an Abbreviated New Drug Application has been filed and is pending before the U.S. Food and Drug Administration (“FDA”). See Note 9 — Contract and License Agreements — Endo Collaboration and Note 12 — Fentanyl Inventories. The remaining inventories as of June 30, 2005 and December 31, 2004 relate to Noven’s marketed products. Provisions have been made to reduce inventories to net realizable value, including giving effect to reserves and charges related to non-saleable product due to insufficient remaining shelf life.
     To date, Noven has not experienced any difficulty acquiring materials necessary to manufacture its marketed products. Certain materials and compounds, including essential polymers used by Noven, are available from limited sources and, in some cases, a single supplier. In addition, the Drug Enforcement Agency (“DEA”) controls access to controlled substances (including fentanyl and methylphenidate) and Noven must annually apply to the DEA for procurement quota in order to obtain these substances. Pursuant to recent legislation, the DEA may not establish procurement quota following FDA approval of an NDA or ANDA for a controlled substance until after DEA reviews and provides public comment on the labeling, promotion, risk management plan and other documents associated with such product. No assurance can be given that Noven will not experience difficulties in obtaining raw materials in the future or that the DEA review process will not result in delays in obtaining procurement quota for controlled substances or result in a reduction in the quota issued to Noven. Any delay by the DEA in establishing Noven’s procurement quota for controlled substances could delay Noven’s product launches or could interrupt trade supply for those products that have already been launched. Other than products produced for commercial sale, Noven’s policy is to immediately recognize as expense all inventory purchased for research and development purposes.
7. EMPLOYEE STOCK PLANS:
     In accordance with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation -Transition and Disclosure” (“SFAS 148”), Noven may elect to continue to apply the provisions of the Accounting Principles Board’s Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations in accounting for its employee stock option plans, or adopt the fair value method of accounting prescribed by SFAS 123. Noven has elected to continue to account for its stock plans using APB 25, and therefore no stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.
     The following table illustrates the effect on net income and earnings per share for the three and six months ended June 30, 2005 and 2004 if Noven had applied the fair value recognition provisions of SFAS 123, as amended by SFAS 148 (in thousands, except per share amounts):

	Three Months		Six Months
	2005	2004	2005	2004
Net income:
As reported	$5,121	$5,678	$5,332	$5,836
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(10,223)	(984)	(11,970)	(1,724)

Pro forma	$(5,102)	$4,694	$(6,638)	$4,112

Basic earnings per share:
As reported	$0.22	$0.24	$0.23	$0.25
Pro forma	$(0.22)	$0.20	$(0.28)	$0.18

Diluted earnings per share:
As reported	$0.21	$0.23	$0.22	$0.24
Pro forma	$(0.22)	$0.19	$(0.28)	$0.17
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
     As noted in Note 4 — “Recent Accounting Pronouncements”, above, in December 2004, the FASB issued SFAS 123(R) that will require compensation costs related to share-based payment transactions to be recognized in the financial statements. Noven will be required to adopt the standards of stock option expensing under SFAS 123(R) beginning in the first quarter of 2006. In April 2005, the Compensation and Stock Option Committee of the Board of Directors of Noven approved the acceleration of vesting of unvested out-of-the-money stock options under the Noven 1999 Long-Term Incentive Plan. The affected options were those with exercise prices greater than $17.28 per share, which was the closing price of Noven’s common stock on April 7, 2005 (the effective date of the modification to accelerate vesting of the out-of-the-money stock options). As a result of this action, options to purchase approximately 932,000 shares of Noven’s common stock became immediately exercisable, including options held by Noven’s executive officers to purchase approximately 401,000 shares. The purpose of the accelerated vesting was to eliminate the future compensation expense that Noven would otherwise recognize in its Statement of Operations with respect to these accelerated options upon the adoption of SFAS 123(R). Noven’s total stock-based employee compensation expense determined under the fair value based method net of applicable income taxes (“Compensation Expense”) was $10.2 million and $12.0 million for the three and six months ended June 30, 2005, respectively, of which, approximately $8.8 million resulted from the acceleration of vesting of unvested out-of-the-money stock options in April 2005. At June 30, 2005, unamortized Compensation Expense related to outstanding unvested options, as determined in accordance with SFAS 123, that Noven expects to record during 2006 was approximately $3.2 million before the effect of income taxes. Noven will incur additional expense during 2006 related to new awards granted during the remainder of 2005 and 2006 that cannot yet be quantified.
8. CASH FLOW INFORMATION:
     Cash payments for income taxes were not material for the six months ended June 30, 2005 and were $3.2 million for the six months ended June 30, 2004. Cash payments for interest were not material for the six months ended June 30, 2005 and 2004.
Non-cash Operating Activities
     In 2002, the State of New Jersey enacted legislation that requires Novogyne to remit estimated state income tax payments on behalf of its owners, Noven and Novartis. In April 2005 and 2004, Novogyne paid $1.5 million and $1.7 million, respectively, to the New Jersey Department of Revenue, representing Noven’s portion of Novogyne’s estimated state income tax payment. These payments were deemed a distribution to Noven from Novogyne.
Non-cash Investing Activities
     During the six months ended June 30, 2005, Noven recorded approximately $0.9 million in leasehold improvements as a deferred rent credit relating to landlord-funded leasehold improvements. See Note 12 — Commitments and Contingencies — Facility Lease.
     During the six months ended June 30, 2004, Noven entered into a capital lease obligation of $0.3 million for new equipment.
9. CONTRACT AND LICENSE AGREEMENTS:
Endo Collaboration
     In July 2003, Noven submitted an Abbreviated New Drug Application (“ANDA”) to the FDA seeking approval to market a generic version of Duragesic® (fentanyl transdermal system). Duragesic® is a transdermal patch containing fentanyl, an opioid analgesic and a Schedule II controlled substance, indicated for the management of chronic pain. Noven’s ANDA for this product was accepted for filing in October  2003 and is under review at the FDA. Johnson & Johnson’s patent and exclusivity status for Duragesic® expired in January 2005.
     In the first quarter of 2004, Noven entered into an exclusive license agreement with Endo Pharmaceuticals Inc. (“Endo”) pursuant to which Noven granted Endo the right to market Noven’s fentanyl patch in the United States and Canada. Noven retained all rights to the fentanyl patch outside of the United States and Canada. Noven received an up-front payment of $8.0 million from Endo upon signing the agreement. The agreement provides that, upon Endo’s first commercial sale of the fentanyl patch, Noven is entitled to receive an additional milestone payment ranging from $5.0 million to $10.0 million, depending on the timing of launch and the number of generic competitors in the market. Under a long-term supply agreement entered into between the parties, Noven will manufacture and supply the product at its cost and will share in Endo’s profit generated from U.S. product sales. In April 2005, Endo returned the Canadian marketing rights to Noven for no consideration. Noven is exploring strategies to commercialize the product outside the United States.
     Under the terms of the transaction, Noven remains responsible for securing final regulatory approval for its fentanyl patch. The agreement provides that Endo may terminate the agreement, and its obligation to launch the product, if launch is delayed either (i) because of a delayed FDA approval or (ii) Noven fails to supply Endo with its launch requirements after approval, and in either case if as a result of the delay there is additional generic competition beyond that expected by the parties at the time of execution of the agreement. In February 2005, the FDA approved the fentanyl transdermal system ANDA filed by a competitor. The earliest that this right could be triggered under the agreement is 120 days after the launch of the next generic fentanyl transdermal product. In the event of such a termination, rights to the fentanyl patch would return to Noven.
     On July 14, 2005, the FDA issued a public advisory that it is investigating reports of death and other serious side effects from overdoses involving both the branded and generic fentanyl patches and Noven is aware that the FDA is considering such safety issues in its review of pending fentanyl ANDAs. The FDA has indicated that it will provide public updates as new information regarding the investigation becomes available. Noven is unable to predict the outcome or impact of this investigation. It could, however, materially and adversely affect the market for all fentanyl patch products, and could delay or prevent approval of pending ANDAs for fentanyl, including Noven’s pending application.
     In addition to the fentanyl license, Noven has established a collaboration with Endo to seek to identify and develop new transdermal therapies. Of the $8.0 million received at signing of the fentanyl agreement, $6.5 million will be recognized as license revenues as earned over a 10-year period, which is the estimated product life cycle of the fentanyl patch. The remaining $1.5 million has been allocated based on fair value to fund feasibility studies that seek to determine whether certain compounds identified by the parties can be delivered through Noven’s transdermal patch technology. This amount is being recognized as contract revenues over the course of feasibility development of any additional patches developed under the collaboration. Endo is expected to fund and manage clinical development of those compounds proceeding into clinical trials.
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
     In April 2003, Noven received a not approvable letter from the FDA relating to its methylphenidate patch New Drug Application (“NDA”). In June 2005, Noven submitted an amendment to the NDA that included new clinical trial results, and the FDA accepted the amendment for filing in July 2005. The amendment is expected to receive a six-month review by the FDA. No assurance can be given that the amendment will in fact address the FDA’s issues that resulted in the not approvable letter or that the FDA may not raise additional issues.
     Noven’s direct costs incurred in pursuit of approval are being deferred and offset against a portion of the $25.0 million deferred revenue previously received from Shire. Such expenses did not impact Noven’s research and development expenses in 2004 or in the three and six months ended June 30, 2005, although the direct expenses incurred in pursuit of FDA approval reduce Noven’s cash position and will have the effect of reducing the amount of deferred revenues that Noven may recognize in future periods. As of June 30, 2005, the amount of available deferred revenues was $0.8 million (which excludes the $5.0 million of deferred revenues related to Shire’s repurchase right) and Noven does not expect its prospective cost in pursuit of approval to exceed this amount.
     In June 2004, Noven entered into an agreement with Shire for the development of a transdermal amphetamine patch for ADHD. The agreement provides for the payment to Noven of up to $5.0 million if certain development milestones are achieved. No such development milestones had been earned as of June 30, 2005. The product is in pre-clinical development and Noven is recognizing payments received as contract revenue as the work is performed.
P&G Pharmaceuticals Collaboration
     In April 2003, Noven established a collaboration with Procter & Gamble Pharmaceuticals, Inc. (“P&G Pharmaceuticals”) for the development of new prescription patches. The products under development explore follow-on product opportunities for Intrinsa®, P&G Pharmaceuticals’ in-licensed investigational transdermal testosterone patch designed to help restore desire in menopausal women who have Hypoactive Sexual Desire Disorder. P&G Pharmaceuticals withdrew its NDA for Intrinsa® in December 2004 based on feedback from an FDA Advisory Committee and has stated its intention to file a new NDA with additional clinical data. During 2004, Noven earned $4.4 million under the P&G Pharmaceuticals collaboration. No development milestones under this collaboration were earned for the six months ended June 30, 2005.
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

     During the three and six months ended June 30, 2005 and 2004, Noven had the following transactions with Novogyne (in thousands):

	Three Months		Six Months
	2005	2004	2005	2004
Revenues:

Product sales	$4,714	$4,886	$9,692	$10,694
Royalties	1,713	1,608	2,827	2,498

	$6,427	$6,494	$12,519	$13,192

Reimbursed expenses	$6,378	$5,973	$13,620	$12,262

     As of June 30, 2005 and December 31, 2004, Noven had amounts due from Novogyne of $7.4 million and $10.1 million, respectively, for products sold to, and marketing expenses reimbursable by, Novogyne.
     The unaudited condensed Statements of Operations of Novogyne for the three and six months ended June 30, 2005 and 2004 are as follows (in thousands):

	Three Months		Six Months
	2005	2004	2005	2004
Gross revenues	$35,211	$35,015	$62,545	$60,149

Sales allowances	3,676	3,517	7,071	6,289
Sales return allowances (reductions)	(401)	(717)	865	292

Sales allowances and returns	3,275	2,800	7,936	6,581

Net revenues	31,936	32,215	54,609	53,568
Cost of sales	5,762	6,697	10,317	11,532
Selling, general and administrative expenses	7,770	6,937	16,440	14,562
Amortization of intangible assets	1,545	1,545	3,090	3,090

Income from operations	16,859	17,036	24,762	24,384
Interest income	42	13	135	53

Net income	$16,901	$17,049	$24,897	$24,437

Noven’s equity in earnings of Novogyne	$8,101	$8,228	$9,013	$8,865

     The activity in the Investment in Novogyne account for the six months ended June 30, 2005 is as follows (in thousands):

Investment in Novogyne, beginning of period	$26,233
Equity in earnings of Novogyne	9,013
Cash distributions from Novogyne	(8,926)
Non-cash distribution from Novogyne (Note 8)	(1,457)

Investment in Novogyne, end of period	$24,863

     Subject to the approval of Novogyne’s management committee, Novogyne may, from time to time, distribute cash to Novartis and Noven based upon a contractual formula. For the three and six months ended June 30, 2005, Noven received cash distributions of $1.5 million and

$8.9 million from Novogyne, respectively. For the three and six months ended June 30, 2004, Noven received cash distributions of $6.3 million and $12.3 million from Novogyne, respectively. In addition, as discussed in Note 8, tax payments of $1.5 million and $1.7 million were made by Novogyne on Noven’s behalf to the New Jersey Department of Revenue in April 2005 and 2004, respectively. These payments were deemed distributions from Novogyne to Noven and were recorded as reductions in Noven’s investment in Novogyne when deemed received.
11. SHARE REPURCHASE PROGRAM:
     In the first quarter of 2003, Noven’s Board of Directors authorized a share repurchase program under which Noven may acquire up to $25.0 million of its common stock. To date, Noven has repurchased 105,000 shares of its common stock at an aggregate price of approximately $1.3 million. No shares were repurchased during the six months ended June 30, 2005 and 2004.
12. COMMITMENTS AND CONTINGENCIES:
HT Studies
     In July 2002, the National Institutes of Health (“NIH”) released data from its Women’s Health Initiative (“WHI”) study on the risks and benefits associated with the use of oral combination hormone therapy (“HT”). The study revealed an increase in the risk of developing breast cancer and increased risks of stroke, heart attack and blood clots. The WHI study was followed by the subsequent publication of the results of a number of other studies that found that the overall health risks from the use of certain HT products exceed the benefits from the use of those products. In the first quarter of 2004, the NIH discontinued the estrogen-only arm of the WHI study because results were showing an increased risk of stroke and because, after nearly seven years of follow-up, the NIH determined that it had sufficient data to assess the risks and benefits of estrogen use in the trial. Researchers continue to analyze data from both arms of the WHI study and other studies, and other publications may be forthcoming.
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
     As a result of the 2003 recall of certain Vivelle-Dot™ patches, Noven initiated a series of special stability protocols to monitor commercial lots in distribution as well as future production of Vivelle-Dot™. In the first quarter of 2005, a total of ten lots of Vivelle-Dot™ manufactured in 2003 were identified for recall when one of Noven’s stability protocols revealed that these lots did not meet required specifications or were associated with lots that did not meet specifications. The recall of these lots in the first quarter of 2005 did not have a material impact on Noven’s or Novogyne’s results of operations because an immaterial number of patches from these lots (manufactured in 2003) remained in distribution. Based on testing and analysis to date, Noven believes that the probable cause of the Vivelle-Dot™ stability failures remains related to certain patch backing material that Noven obtained from a raw material supplier. Noven and Novartis have established a joint task force to identify the definitive root cause of the Vivelle-Dot™ stability failures. If the root cause determination or additional testing (including Noven’s routine stability testing) indicates that the production issue affects more product than Noven’s current testing and analysis suggests, additional recalls may be required. Noven cannot predict what action, if any, the FDA may take with respect to the recalls of Vivelle-Dot™. Although Noven and Novartis are working together in assessing the Vivelle-Dot™ production issues, the decision to recall product resides with Novartis as the holder of the Vivelle-Dot™ NDA and is not within Noven’s control. Among other risks, the recent, or any additional, recalls of Vivelle-Dot™ could result in a decision to: recall all or a significant portion of the product in distribution until a definitive root cause has been identified and any required corrective action has been completed; cease production or shipment of new product until a definitive root cause has been identified and any required corrective action has been completed; or reduce the shelf-life of Vivelle-Dot™. Vivelle-Dot™ represented over 80% of Novogyne’s total prescriptions in the second quarter of 2005 and Noven’s and Novogyne’s results of operations and prospects would be materially and adversely affected in the event these or similar actions were to occur.
     In late October 2004, Noven’s product stability testing program indicated that one commercial lot of CombiPatch® product did not maintain required specifications throughout the product’s shelf-life due to the formation of crystals. Novartis has recalled the affected lot. The 2004 recall of this lot did not have a material impact on Noven’s or Novogyne’s financial statements. Noven continues to maintain stability testing for CombiPatch®, and is undertaking additional testing related to the October 2004 stability failure. If Noven’s testing indicates that additional CombiPatch® lots do not meet specifications or are affected by the issue impacting the lot recalled, Novartis could initiate additional recalls. Although Noven and Novartis are working together to assess production issues, the decision to recall product resides with Novartis as the holder of the CombiPatch® NDA and is not within Noven’s control. If Noven’s estimates concerning product returns associated with the recall are incorrect, or if Noven’s continued testing indicates that more than one lot is affected, or if Novartis should initiate additional recalls for any reason, then Noven’s and Novogyne’s business and results of operations could be materially and adversely impacted.
     The recalls may result in an FDA inspection of Noven’s facilities and procedures and Noven cannot assure that the FDA will be satisfied with Noven’s operations and procedures, which could result in more frequent and stringent inspections and monitoring. If the FDA were to conclude that Noven’s manufacturing controls and procedures are not sufficient, Noven could be required to suspend production until Noven demonstrates to the FDA that Noven’s controls and procedures are sufficient.
Supply Agreement
     Noven’s supply agreement with Novogyne for Vivelle® and Vivelle-Dot™ patches expired in January 2003. Since expiration, the parties have continued to operate in accordance with the supply agreement’s commercial terms. There is no assurance that the agreement’s non-commercial terms would be enforceable with respect to post-expiration occurrences. A decision to discontinue operating in accordance with the agreement’s commercial terms could have a material adverse effect on Noven’s financial position, results of operations, and cash flows.

Novogyne’s designation of a new supplier and approval of a new supply agreement would require the affirmative vote of four of the five members of Novogyne’s Management Committee. Accordingly, both Novartis and Noven must agree on Novogyne’s supplier.
Litigation, Claims and Assessments
      In July 2004, an individual plaintiff and her husband filed a complaint in Superior Court of New Jersey Law Division, Atlantic County, against Noven, Novartis and others alleging liability in connection with personal injury claims allegedly arising from the use of HT products, including CombiPatch®. Aventis Pharmaceuticals, Inc. (“Aventis”) marketed CombiPatch® during the time period relevant to the plaintiffs’ claims and the parties agreed in April 2005 to substitute Aventis for Noven and Novartis in this case and to dismiss Noven and Novartis without prejudice for a period of six months and with prejudice thereafter.
     In July 2005, an individual plaintiff filed notice to add Noven, Novogyne and Novartis to a complaint in Superior Court of New Jersey Law Division, Atlantic County in which the plaintiff claims personal injury allegedly arising from the use of HT products, including Vivelle®. The plaintiff claims compensatory, punitive and other damages in an unspecified amount.
     In addition, Novartis has advised Noven that Novartis has been named as a defendant in at least 15 additional lawsuits that include approximately 26 plaintiffs that allege liability in connection with personal injury claims allegedly arising from the use of HT patches distributed and sold by Novartis and Novogyne, including Noven’s Vivelle®, Vivelle-Dot™ and CombiPatch® products. Novartis has indicated that it will seek indemnification from Noven and Novogyne to the extent permitted by law and by the agreements between and among Novartis, Novogyne and Noven. Novogyne’s accrual for expected legal fees and settlements of these lawsuits was $2.7 million as of June 30, 2005, for which there was a related insurance receivable of $1.7 million. This accrual represents Novartis management’s best estimate as of June 30, 2005. The ultimate outcome of these product liability lawsuits cannot be predicted.
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
Fentanyl Inventories
     Noven manufactured initial launch quantities of its fentanyl patch during the fourth quarter of 2004 and first quarter of 2005. The product has a two-year shelf life. Noven and Endo have agreed to share the cost of any fentanyl inventory that cannot be sold by Endo in accordance with an agreed-upon formula. If Noven determines that all or a portion of its fentanyl inventory cannot be sold (due to failure to obtain approval, insufficient remaining shelf-life or otherwise), Noven would incur charges associated with that portion of fentanyl inventory deemed non-saleable. The amount of any such charge would be dependent on the date of fentanyl approval, if any, as well as the actual amount of inventory deemed non-saleable. As of June 30, 2005, Noven had $13.8 million in total fentanyl inventories. If the fentanyl patch were never approved and launched, the contractual formula would call for Noven to bear up to $9.0 million of the production costs for the inventories deemed non-saleable, which Noven would record as a charge to income from operations. If the product were not launched by the end of 2005, the contractual formula would call for Noven to record charges aggregating up to $5.7 million (of the $9.0 million noted above) during the second half of 2005, reflecting Noven’s share of fentanyl inventories deemed non-saleable due to insufficient remaining shelf life. Noven could begin to incur such charges as early as the third quarter of 2005, and any such charges could materially and adversely impact Noven’s results of operations. If all or any portion of existing launch quantities are not commercially saleable, Noven may manufacture additional fentanyl launch quantities prior to obtaining FDA approval, which would further increase Noven’s exposure if the product is not ultimately approved by the FDA.
Internal Revenue Service Audit
     Noven, from time to time, is subject to audits by taxing authorities, covering a wide range of matters. The Internal Revenue Service is currently auditing Noven’s federal income tax returns for certain open years. Such matters are subject to various uncertainties, and it is possible that some of these matters may be resolved unfavorably to Noven. Since 2001, Noven has established $1.1 million in accruals for pending matters that it believes are probable and reasonably estimable. There were no changes in the amount accrued for the periods ended June 30, 2005 and 2004. The outcome of the pending matters cannot ultimately be predicted.
Facility Lease
     In February 2005, Noven entered into an Industrial Long-Term Lease (the “Lease”) for approximately 73,000 square feet of newly constructed space located in close proximity to its manufacturing facility in Miami, Florida. Noven intends to use the leased space for the storage and, as needed, the manufacture of new product. The lease term is 10 years, which may be extended for up to an additional 21 years pursuant to four renewal options of five years each and a one-time option to renew for one year. The annual base rent is $6.40 per square foot. Noven will also pay a monthly management fee equal to 1.5% of the base rent. The rent for the first year is discounted to $3.20 per square foot. The base rent is subject to annual increases of 3% during the initial 10-year term. After the initial term, the rent will be 95% of the fair market rate of the leased space as determined under the Lease. Noven is in the process of improving the leased space in order to prepare it for its intended use. The landlord was responsible for up to approximately $0.9 million of leasehold improvements, which were fully paid as of June 30, 2005. Any amounts paid to the general contractor in excess of this amount and any other leasehold improvements will be the responsibility of Noven. For accounting purposes, Noven is amortizing the total expected rental payments on a straight-line basis over the initial 10-year term of the Lease. The renewal terms have not been included for amortization purposes because Noven cannot reasonably estimate the rental payments after the initial term and Noven cannot assure that it will renew the Lease after the initial term. Any leasehold improvements will be recorded at cost and will be amortized on a straight-line basis over the shorter of the estimated useful life of the improvements or the remaining initial 10-year lease term. Leasehold improvements to the leased space paid by the landlord will be recorded by Noven as a deferred rent credit and will be amortized on a straight-line basis when incurred over the remaining initial 10-year lease term as a reduction of rent expense. Rent expense related to this lease was $0.2 million for the six months ended June 30, 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following section addresses material aspects of Noven’s financial condition at June 30, 2005, and the results of operations for the three and six months ended June 30, 2005 and 2004. The contents of this section include:
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
     This discussion should be read in conjunction with Noven’s financial statements for the three and six months ended June 30, 2005 and 2004 and the related notes included elsewhere in this Form 10-Q, as well as the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” from our Annual Report on Form 10-K for the year ended December 31, 2004.
Overview
     We develop and manufacture advanced transdermal patches and presently derive substantially all of our revenues from sales of transdermal patches for use in menopausal hormone therapy. In the United States, our HT products are marketed and sold by Novogyne Pharmaceuticals, the joint venture that we formed with Novartis in 1998. Our business, financial position and results of operations currently depend largely on Novogyne and its marketing of our three principal HT products – Vivelle®, Vivelle-Dot™ and CombiPatch®– in the United States. A discussion of Novogyne’s results and their impact on our results can be found under the caption “—Results of Operations—Equity in Earnings of Novogyne.”
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
     Novartis is entitled to an annual $6.1 million preferred return from Novogyne, which has the effect of reducing our share of Novogyne’s income in the first quarter of each year. After the annual preferred return to Novartis, our share of Novogyne’s income increases as product sales increase, subject to a maximum of 49%. Our share of Novogyne’s income was $9.0 million and $8.9 million for the six months ended June 30, 2005 and 2004, respectively. The income we recognize from

Novogyne is a non-cash item. Any cash we receive from Novogyne is in the form of cash distributions declared by Novogyne’s Management Committee. Accordingly, the amount of cash that we receive from Novogyne in any period may not be the same as the amount of income we recognize from Novogyne for that period. For the six months ended June 30, 2005 and 2004, we received $8.9 million and $12.3 million, respectively, in distributions from Novogyne, which accounted for a substantial portion of our cash flows from operating activities for these periods. We expect that a significant portion of our earnings and cash flow for the next several years will be generated through our interest in Novogyne, but we cannot assure that Novogyne will continue to be profitable or make cash distributions. Any failure by Novogyne to remain profitable or to continue to make distributions could have a material adverse effect on our results of operations and financial condition.
     The market for HT products, including our transdermal HT products, has contracted since the July 2002 publication of the WHI study that found adverse health risks associated with HT products. Comparing the second quarter of 2002 (the quarter immediately preceding the publication of initial data from the WHI study) to the second quarter of 2005, total prescriptions dispensed in the HT market in the United States decreased by 51%. For the same period, aggregate prescriptions for Noven’s United States HT products decreased 9%. The estrogen segment of the HT market in the United States declined 46%, while our Vivelle® line of products increased 2% over the second quarter 2002. Vivelle-Dot™, which represented 84% of our total United States prescriptions in the second quarter of 2005, increased 27% from the second quarter of 2002 to the second quarter of 2005. We believe Vivelle-Dot™ patch prescriptions have benefited from both increased demand and patient conversions from the original Vivelle® product.
     United States prescriptions for our CombiPatch® product (which represented approximately 12% of our total United States prescriptions in the second quarter of 2005) declined 51% from the second quarter of 2002 to the second quarter of 2005, while prescriptions for the total United States market for fixed combination hormone therapy products decreased 70%. The combination therapy arm of WHI involved an oral combination estrogen/progestin product and, accordingly, the combination therapy segment of the HT market has experienced the most significant decrease. Further decreases for our CombiPatch® product (whether as a result of the WHI studies, the production issues discussed below or otherwise) could require Novogyne (which holds the CombiPatch® marketing rights) to record an impairment loss related to these marketing rights, which would adversely affect the results of operations of both Noven and Novogyne.
Certain Items That Affect or Could Affect Historical or Future Comparability
Stock Options
     In April 2005, the Compensation and Stock Option Committee of the Board of Directors of Noven approved the acceleration of vesting of unvested out-of-the-money stock options under the Noven 1999 Long-Term Incentive Plan. The affected options were those with exercise prices greater than $17.28 per share, which was the closing price of Noven’s common stock on April 7, 2005 (the effective date of the modification to accelerate vesting of the out-of-the-money stock options). As a result of this action, options to purchase approximately 932,000 shares of Noven’s common stock became immediately exercisable, including options held by Noven’s executive officers to purchase approximately 401,000 shares. The accelerated options represented approximately 26% of Noven’s total outstanding options on the date of the transaction. The exercise prices of the accelerated options ranged from $17.88 to $41.81 per share.
     The purpose of the accelerated vesting was to eliminate the future compensation expense that Noven would otherwise recognize in its Statement of Operations with respect to these accelerated options upon the adoption of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (“SFAS 123(R)”). SFAS 123(R)

is effective from the first annual reporting period that begins after June 15, 2005, and will require that the compensation expense associated with stock options be recognized in Noven’s Statement of Operations, rather than as historically presented as a footnote disclosure in Noven’s financial statements. We anticipate adopting this statement in the first quarter of 2006. Our total stock-based employee compensation expense determined under the fair value based method net of applicable income taxes (“Compensation Expense”) was $10.2 million and $12.0 million for the three and six months ended June 30, 2005, respectively, of which, approximately $8.8 million resulted from the acceleration of vesting of unvested out-of-the-money stock options in April 2005. At June 30, 2005, unamortized Compensation Expense related to outstanding unvested options, as determined in accordance with SFAS 123, that we expect to record during 2006 was approximately $3.2 million before the effect of income taxes. We will incur additional expense during 2006 related to new awards granted during the remainder of 2005 and 2006 that cannot yet be quantified.
Production Issues
     We maintain in-house product stability testing for our commercialized products. This process includes, among other things, testing samples from commercial lots under a variety of conditions to confirm that the samples remain within required specifications for the shelf-life of the product.
     As a result of the 2003 recall of certain Vivelle-Dot™ patches, Noven initiated a series of special stability protocols to monitor commercial lots in distribution as well as future production of Vivelle-Dot™. In the first quarter of 2005, a total of ten lots of Vivelle-Dot™ manufactured in 2003 were identified for recall when one of our stability protocols revealed that these lots did not meet required specifications or were associated with lots that did not meet specifications. The recall of these lots in the first quarter of 2005 did not have a material impact on Noven’s or Novogyne’s results of operations because an immaterial number of patches from these lots (manufactured in 2003) remained in distribution. Based on testing and analysis to date, Noven believes that the probable cause of the Vivelle-Dot™ stability failures remains related to certain patch backing material that Noven obtained from a raw material supplier. Noven and Novartis have established a joint task force to identify the definitive root cause of the Vivelle-Dot™ stability failures. If the root cause determination or additional testing (including Noven’s routine stability testing) indicates that the production issue affects more product than Noven’s current testing and analysis suggests, additional recalls may be required. We cannot predict what action, if any, the FDA may take with respect to the recalls of Vivelle-Dot™. Although Noven and Novartis are working together in assessing the Vivelle-Dot™ production issues, the decision to recall product resides with Novartis as the holder of the Vivelle-Dot™ NDA and is not within our control. Among other risks, the recent, or any additional, recalls of Vivelle-Dot™ could result in a decision to: recall all or a significant portion of the product in distribution until a definitive root cause has been identified and any required corrective action has been completed; cease production or shipment of new product until a definitive root cause has been identified and any required corrective action has been completed; or reduce the shelf-life of Vivelle-Dot™. Vivelle-Dot™ represented over 80% of Novogyne’s total prescriptions in the second quarter of 2005 and Noven’s and Novogyne’s results of operations and prospects would be materially and adversely affected in the event these or similar actions were to occur.
     In late October 2004, our product stability testing program indicated that one commercial lot of CombiPatch® product did not maintain required specifications throughout the product’s shelf-life due to the formation of crystals. Novartis has recalled the affected lot. The 2004 recall of this lot did not have a material impact on Noven’s or Novogyne’s financial statements. We continue to maintain our stability testing for CombiPatch®, and are undertaking additional testing related to the October 2004 stability failure. If our testing indicates that additional CombiPatch® lots do not meet specifications or are affected by the issue impacting the lot recalled, Novartis could initiate additional recalls. Although Noven and Novartis are working together to assess production issues, the decision to recall product resides with Novartis as the holder of the CombiPatch® NDA and is not within our control. If our estimates concerning product returns associated with the recall are incorrect, or if our continued testing indicates that more than one lot is affected, or if Novartis should initiate additional recalls for any reason, then Noven’s and Novogyne’s business and results of operations could be materially and adversely impacted.
     The recalls may result in an FDA inspection of our facilities and procedures and we cannot assure that the FDA will be satisfied with our operations and procedures, which could result in more frequent and stringent inspections and monitoring. If the FDA were to conclude that our manufacturing controls and procedures are not sufficient, we could be required to suspend production until we demonstrate to the FDA that our controls and procedures are sufficient.
Shire
     We are developing a transdermal methylphenidate patch for ADHD. Global rights to the developmental product were licensed to Shire in the first quarter of 2003 for payments up to $150.0 million, including $25.0 million paid at closing of the license transaction.
     In April 2005, Noven and Shire announced preliminary results from additional clinical trials conducted in 2004 and 2005 that were intended to address clinical issues raised in the not approvable letter that we received from the FDA in April 2003. In June 2005, Noven submitted an amendment to the NDA that included these new trial results, and the FDA accepted the amendment for filing in July 2005. The amendment is expected to receive a six-month review by the FDA. No assurance can be given that the data obtained from the additional studies will in fact address the FDA’s issues or that the FDA may not raise additional issues.
     Noven’s direct costs incurred in pursuit of approval are being deferred and offset against a portion of the $25.0 million deferred revenue previously received from Shire. Such expenses did not impact Noven’s research and development expenses in 2004 or in the three and six months ended June 30, 2005, although the direct expenses incurred in pursuit of FDA approval reduce our cash position and will have the effect of reducing the amount of deferred revenues that Noven may recognize in future periods. As of June 30, 2005, the amount of available deferred revenues was $0.8 million (which excludes the $5.0 million of deferred revenues related to Shire’s repurchase right) and Noven does not expect its prospective cost in pursuit of approval to exceed this amount.
Endo
     In July 2003, we submitted an ANDA to the FDA seeking approval to market a generic version of Duragesic® (fentanyl transdermal system). Duragesic® is a transdermal patch containing fentanyl, an opioid analgesic and a Schedule II controlled substance, and is indicated for the management of chronic pain in patients who require continuous opioid analgesia and whose pain cannot be controlled by lesser means. Our ANDA was accepted for filing in October 2003 and is currently under review at the FDA. In the first quarter of 2004, we entered into an exclusive agreement with Endo pursuant to which we granted Endo the right to market our fentanyl patch in the United States and Canada. Johnson & Johnson’s patent and exclusivity status for Duragesic® expired in January 2005, after which the FDA approved the fentanyl transdermal system ANDA filed by a competitor. In April 2005, Endo returned the Canadian marketing rights to us for no consideration. We are exploring strategies to commercialize the product outside the United States.
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
     We manufactured initial launch quantities of our fentanyl patch during the fourth quarter of 2004 and first quarter of 2005. The product has a two-year shelf life. We have agreed with Endo to share the cost of any fentanyl inventory that cannot be sold by Endo in accordance with an agreed-upon formula. If we determine that all or a portion of our fentanyl inventory cannot be sold (due to failure to obtain approval, insufficient remaining shelf-life or otherwise), we would incur charges associated with that portion of fentanyl inventory deemed non-saleable. The amount of any such charge would be dependent on the date of fentanyl approval, if any, as well as the actual amount of inventory deemed non-saleable. As of June 30, 2005, we had $13.8 million in total fentanyl inventories. If the fentanyl patch were never approved and launched, the contractual formula would call for us to bear up to $9.0 million of the production costs for the inventories deemed non-saleable, which we would record as a charge to income from operations. If the product were not launched by the end of 2005, the contractual formula would call for us to record charges aggregating up to $5.7 million (of the $9.0 million noted above) during the second half of 2005, reflecting our share of fentanyl inventories deemed non-saleable due to insufficient remaining shelf life. We could begin to incur such charges as early as the third quarter of 2005, and any such charges could materially and adversely impact our results of operations. If all or any portion of existing launch quantities are not commercially saleable, we may manufacture additional fentanyl launch quantities prior to obtaining FDA approval, which would further increase our exposure if the product is not ultimately approved by the FDA.
     On July 14, 2005, the FDA issued a public advisory that it is investigating reports of death and other serious side effects from overdoses involving both the branded and generic fentanyl patches and we are aware that the FDA is considering such safety issues in its review of pending fentanyl ANDAs. The FDA has indicated that it will provide public updates as new information regarding the investigation becomes available. We are unable to predict the outcome or impact of this investigation. It could, however, materially and adversely affect the market for all fentanyl patch products, and could delay or prevent approval of pending ANDAs for fentanyl, including our pending application.
DEA Quota
     The DEA controls access to controlled substances (including fentanyl and methylphenidate) and we must annually apply to the DEA for procurement quota in order to obtain these substances. Pursuant to recent legislation, the DEA may not establish procurement quota following FDA approval of an NDA or ANDA for a controlled substance until after DEA reviews and provides public comment on the labeling, promotion, risk management plan and other documents associated with such product. No assurance can be given that the DEA review process will not result in delays in obtaining procurement quota for controlled substances, a reduction in the quota issued to us or an elimination of our quota entirely. Any delay by the DEA in establishing our procurement quota for controlled substances could delay our product launches or could interrupt trade supply for those products that have already been launched.

Results of Operations
Three and six months ended June 30, 2005 compared to the three and six months ended June 30, 2004
Revenues
     Total revenues for the three and six months ended June 30, 2005 and 2004 are summarized as follows (dollar amounts in thousands):

	Three Months			Six Months
	2005	2004	% Change	2005	2004	% Change
Product revenues — Novogyne:
Product sales	$4,714	$4,886	(4%)	$9,692	$10,694	(9%)
Royalties	1,713	1,608	7%	2,827	2,498	13%

	6,427	6,494	(1%)	12,519	13,192	(5%)

Product revenues — third parties:
Product sales	3,858	3,489	11%	7,823	6,327	24%
Royalties	75	75	0%	148	214	(31%)

	3,933	3,564	10%	7,971	6,541	22%

Total product revenues	10,360	10,058	3%	20,490	19,733	4%

Contract and license revenues:
Contract	429	853	(50%)	1,024	1,372	(25%)
License	982	1,044	(6%)	1,993	1,980	1%

	1,411	1,897	(26%)	3,017	3,352	(10%)

Net revenues	$11,771	$11,955	(2%)	$23,507	$23,085	2%

Net Revenues
     As described in more detail below, the slight decline in net revenues for the three months ended June 30, 2005 as compared to the same period in 2004 reflected declines in contract revenues and in sales to Novogyne, partially offset by an aggregate increase in sales of our international products.
     As described in more detail below, the slight increase in net revenues for the six months ended June 30, 2005 as compared to the same period in 2004 reflected an aggregate increase in sales of our international products, partially offset by declines in sales to Novogyne and in contract revenues. In addition, royalties increased for the six months ended June 30, 2005 as compared to the same period in 2004 as a result of Novogyne’s higher sales of Vivelle® and Vivelle-Dot™.
Product Revenues — Novogyne
     Product revenues – Novogyne consists of our sales of Vivelle®, Vivelle-Dot™/Estradot and CombiPatch® to Novogyne at a fixed price for resale by Novogyne primarily in the United States, as well as the royalties we receive as a result of Novogyne’s sales of Vivelle® and Vivelle-Dot™.
     The $0.1 million decline in product revenues from Novogyne for the three months ended June 30, 2005 as compared to the same period in the prior year primarily related to a $0.6 million and

$0.5 million reduction in unit sales of CombiPatch® and Estradot, respectively, substantially offset by a $1.0 million increase in unit sales of Vivelle-Dot™. The decline in product revenues for the three months ended June 30, 2005 as compared to the same period in 2004 also reflects a $0.6 million reduction in allowances for returns recorded during the three months ended June 30, 2004 that was not repeated in the comparable period of 2005. Those return allowances were established in 2003 and related to product recalls. The decline in sales of CombiPatch® was primarily attributable to the ongoing effects of WHI and other studies on combination therapy products. In addition, sales to Novogyne for the three months ended June 30, 2004 benefited from stocking orders of Estradot related to a planned transition from Vivelle® to Estradot in Canada. The increase in Vivelle-Dot™ unit sales was primarily attributable to increased demand from Novogyne due to increased prescription trends.
     The $0.7 million decline in product revenues from Novogyne for the six months ended June 30, 2005 as compared to the same period in the prior year primarily related to a $1.0 million and $0.7 million reduction in unit sales of Estradot and CombiPatch®, respectively, partially offset by a $0.8 million increase in unit sales of Vivelle-Dot™ and a $0.3 million increase in royalties. The decline in product revenues for the six months ended June 30, 2005 as compared to the same period in 2004 also reflects the $0.6 million reduction in return allowances during the 2004 period discussed above. The declines and increases in product revenues are primarily attributable to the same factors as above. The increase in royalties is a result of Novogyne’s higher sales of Vivelle® and Vivelle-Dot™.
Product Revenues — Third Parties
     Product revenues – third parties consists primarily of sales of Menorest, Estradot and Estalis® to Novartis Pharma at a price based on a percentage of Novartis Pharma’s net selling price (subject to certain minima) for resale primarily outside the United States and Japan, together with royalties generated from Novartis Pharma’s sales of Vivelle® and Estradot in Canada.
     The $0.4 million increase in product revenues from third parties for the three months ended June 30, 2005 as compared to the same period in the prior year primarily related to $1.3 million of higher unit sales, partially offset by $0.9 million in decreased revenue related to pricing. The increase in unit sales is mostly attributable to higher sales of Estalis®. Due to WHI and other studies, demand for combination therapy products has generally been declining. We believe the increase in Estalis® sales in comparison to the same period in prior year is attributable to the timing of orders to re-stock inventory in launched countries and not to an increase in underlying demand for this combination therapy product. The $0.9 million price decrease is primarily related to differences in the timing of the recognition of a price adjustment payment received from Novartis Pharma. Noven records such price adjustment payments from time to time upon Novartis Pharma’s determination that its actual sales price of our product entitles us to receive amounts in excess of the minimum transfer price. For 2004, Novartis Pharma made its determination during the second quarter and we recognized a price adjustment payment of $0.9 million in that period. However, in 2005, Novartis Pharma made its determination in the first quarter, and, accordingly, we recognized a $1.2 million price adjustment payment then.
     The $1.4 million increase in product revenues from third parties for the six months ended June 30, 2005 as compared to the same period in the prior year primarily related to $1.1 million of increased unit sales and $0.3 million in increased revenue related to pricing. The increase in unit sales is mostly attributable to higher sales of Estalis®, due to the same factors as above. The $0.3 million price increase is primarily related to the recognition of a higher price adjustment payment from Novartis Pharma during 2005, as discussed above.

Contract and License Revenues
     The decrease in contract revenues of $0.4 million and $0.3 million for the three and six months ended June 30, 2005, respectively, compared to the same periods in prior year was primarily attributable to our recognition of $0.8 million and $1.2 million in contract revenues recognized in the three and six months ended June 30, 2004, respectively, that were not repeated in 2005. These contract revenues related to the attainment of certain product development milestones under our collaboration with P&G Pharmaceuticals. The declines were partially offset by work performed during the three and six months ended June 30, 2005 on contracts related to other collaborations. License revenues were consistent for the three and six months ended June 30, 2005 as compared to the same periods in 2004.
Gross Margin
     Gross margin for the three and six months ended June 30, 2005 and 2004 are summarized as follows (dollar amounts in thousands):

	Three Months			Six Months
	2005	2004	% Change	2005	2004	% Change
Total product revenues	$10,360	$10,058	3%	$20,490	$19,733	4%

Cost of products sold	5,124	4,975	3%	10,881	10,493	4%

Gross profit (product revenues less cost of products sold)	5,236	5,083	3%	9,609	9,240	4%

Gross margin (gross profit as a percentage of product revenues)	51%	51%		47%	47%

Increase (decrease) in deferred profit on sales of product to Novogyne	148	(43)	N/M	290	175	N/M

Gross margin excluding impact of deferred profit	52%	50%		48%	48%

N/M — not meaningful
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
     Gross margin excluding the impact of deferred profit modestly increased for the three months ended June 30, 2005 and was consistent for the six months ended June 30, 2005 as compared to the same period in 2004.
     The increase in the deferred profit on sales to Novogyne for the three and six months ended June 30, 2005 is a result of increases in inventory at Novogyne.

Operating Expenses
     Operating expenses for the three and six months ended June 30, 2005 and 2004 are summarized as follows (dollar amounts in thousands):

	Three Months			Six Months
	2005	2004	% Change	2005	2004	% Change
Research and development	$3,145	$2,734	15%	$6,155	$4,989	23%

Marketing, general and administrative	4,189	3,762	11%	8,244	7,666	8%
Research and Development
     The $0.4 million and $1.2 million increase in research and development expenses for the three and six months ended June 30, 2005, respectively, as compared to the same period in 2004 was primarily attributable to an increase in non-clinical development expenses related to our fentanyl transdermal system.
Marketing, General and Administrative
     The $0.4 million increase in marketing, general and administrative expenses for the three months ended June 30, 2005 as compared to the same period in 2004 was primarily attributable to a $0.4 million increase in consulting and professional fees, and a $0.3 million increase in costs associated with expansion for anticipated new product launches, partially offset by a $0.2 million reduction in recall-related expenses.
     The $0.6 million increase in marketing, general and administrative expenses for the six months ended June 30, 2005 as compared to the same period in 2004 was primarily attributable to a $0.5 million increase in costs associated with expansion for anticipated new product launches and $0.4 million increase in consulting and professional fees, partially offset by a $0.2 million reduction in recall related expenses.
Other Income and Expenses
Income Taxes
     Our effective tax rate was approximately 36% for each of the three and six months periods ended June 30, 2005 and 2004. The provision for income taxes is based on the Federal statutory and state income tax rates. From time to time, we are subject to audits by taxing authorities covering a wide range of matters, and the Internal Revenue Service is currently auditing our federal income tax returns for certain open years. Such matters are subject to various uncertainties, and it is possible that some of these matters may be resolved unfavorably to us. Since 2001, we have established accruals for pending matters that we believe are probable and reasonably estimable. As of June 30, 2005, we had $1.1 million in accruals related to these matters. Management believes that any liability that may ultimately result from the resolution of pending matters in excess of the amount accrued should not have a material adverse effect on our financial position, results of operations or cash flows.

     Net deferred income tax assets are measured using the average graduated tax rate for the estimated amount of annual taxable income in the years that the liability is expected to be settled or the asset recovered. The effect of adjusting the expected tax rate related to the net deferred income tax assets is included in the provision for income taxes. As of June 30, 2005, we had a net deferred tax asset of $14.9 million. Realization of this deferred tax asset depends upon the generation of sufficient future taxable income. Although realization is not assured, we believe it is more likely than not that the deferred income tax asset will be realized based upon estimated future taxable income.
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
     The financial results of Novogyne for the three and six months ended June 30, 2005 and 2004 are summarized as follows (dollar amounts in thousands):

	Three Months			Six Months
	2005	2004	% Change	2005	2004	% Change
Gross revenues(1)	$35,211	$35,015	1%	$62,545	$60,149	4%
Sales allowances	3,676	3,517	5%	7,071	6,289	12%
Sales returns allowances (reductions)	(401)	(717)	(44%)	865	292	196%

Sales and returns allowances	3,275	2,800	17%	7,936	6,581	21%

Net revenues	31,936	32,215	(1%)	54,609	53,568	2%
Cost of sales	5,762	6,697	(14%)	10,317	11,532	(11%)

Gross profit	26,174	25,518	3%	44,292	42,036	5%
Gross margin percentage	82%	79%		81%	78%
Selling, general and administrative expenses	7,770	6,937	12%	16,440	14,562	13%
Amortization of intangible asset	1,545	1,545	—	3,090	3,090	—

Income from operations	16,859	17,036	(1%)	24,762	24,384	2%
Interest income	42	13	223%	135	53	155%

Net income	$16,901	$17,049	(1%)	$24,897	$24,437	2%

Noven’s equity in earnings of Novogyne	$8,101	$8,228	(2%)	$9,013	$8,865	2%

(1)	Novogyne’s gross revenues, which are calculated by adding sales allowances and sales returns allowances to net revenues, are discussed in this section because Noven’s management believes it is a useful measure to evaluate and compare Novogyne’s sales period to period in light of the significant historic fluctuations in Novogyne’s sales allowances and returns.

Novogyne Net Revenues
     Novogyne’s gross revenues increased $0.2 million for the three months ended June 30, 2005 compared to the same period in the prior year, primarily due to a $2.8 million increase in sales of Vivelle-Dot™ partially offset by a $1.2 million decrease in sales of Estradot to Novartis in Canada and a $0.9 million decrease in sales of CombiPatch®. In addition, unit sales of Vivelle®, our first generation estrogen patch, decreased by $0.5 million. Approximately $1.1 million of the Vivelle-Dot™ increase was due to increased unit sales based on increased trade demand, while the remaining $1.7 million increase related to price increases. Sales to Canada by Novogyne in the second quarter of 2004 benefited from stocking orders of Estradot related to a planned transition from Vivelle® to Estradot in Canada. The lower sales of CombiPatch® were due to a continuing decline in the market for combination therapies after the publication of the combination arm of the WHI study. The decline in unit sales of Vivelle® is primarily attributable to product maturity.
     Novogyne’s gross revenues increased $2.4 million for the six months ended June 30, 2005 compared to the same period in the prior year, primarily due to $7.5 million increase in sales of Vivelle-Dot™ partially offset by a $2.4 million decrease in sales of Estradot to Novartis in Canada and a $1.7 million decrease in sales of CombiPatch®. In addition, Vivelle®, our first generation estrogen patch, decreased $1.0 million in unit sales. Approximately $4.7 million of the Vivelle-Dot™ increase was due to increased unit sales based on increased trade demand, while the remaining $2.8 million increase related to price increases. The declines in sales of Estradot to Novartis in Canada, CombiPatch® and Vivelle® are attributable to the same factors described in the preceding paragraph.
     Sales allowances consist of chargebacks, Medicaid rebates, managed healthcare rebates, cash discounts and other allowances, and tend to fluctuate based on changes in gross revenues. These sales allowances were 10% of gross revenues for each of the three months ended June 30, 2005 and 2004 and 11% and 10% of gross revenues for the six months ended June 30, 2005 and 2004, respectively.
     Sales returns allowances consist of: (i) allowances for returns of expiring product, and (ii) allowances for returns for product recalls. The activity for sales returns allowances for the three and six months ended June 30, 2005 and 2004 was as follows:

	Three Months		Six Months
	2005	2004	2005	2004
Changes in allowances for returns of expiring product	$(338)	$1,683	$928	$3,392
Changes in allowances for returns for product recalls	(63)	(2,400)	(63)	(3,100)

Net change in sales returns allowances	$(401)	$(717)	$865	$292

Actual returns for expiring product	$(767)	$(2,186)	$(1,695)	$(4,459)
Actual returns for product recalls	(40)	(522)	(40)	(2,529)

Actual returns for the period	$(807)	$(2,708)	$(1,735)	$(6,988)

Balance of sales returns allowances at June 30,			$8,299	$7,544

     The decline in allowances for returns of expiring product for the three and six months ended June 30, 2005 as compared to the same period in 2004, respectively, is primarily related to lower expected returns as a result of a decline in actual returns of Vivelle® in the current period as compared to the same period in the prior year. The reduction in allowances for returns for product recalls for the three and six months ended June 30, 2004 was based on a review at the time of available relevant information, including actual product returns and future expected returns for the 2003 recalls.
Novogyne Gross Margin
     Gross margin increased for the three and six months ended June 30, 2005 as compared to the same period in 2004 due to increased sales of Vivelle-Dot™, which has a higher gross margin than the other products sold by Novogyne, coupled with decreased sales of Estradot to Novartis in Canada, which typically have a lower gross margin.
Novogyne Selling, General and Administrative Expenses
     Selling, general and administrative expenses for the three months ended June 30, 2005 increased $0.8 million compared to the same period in 2004, due primarily to increased insurance costs and increased sales force expenses. In addition, the three months ended June 30, 2004 benefited from the reduction in expenses associated with the co-promotion of Novartis’ Famvir product.
     Selling, general and administrative expenses for the six months ended June 30, 2005 increased $1.9 million compared to the same period in 2004, due primarily to increased advertising and promotional costs and increased sales force expenses, partially offset by a $0.5 million decrease in samples expense. In addition, the six months ended June 30, 2004 benefited from the reduction in expenses associated with the co-promotion of Novartis’ Famvir product.
Novogyne Amortization of Intangible Asset
     Novogyne amortized $1.5 million related to the acquisition cost for the CombiPatch® product for each of the three month periods ended June 30, 2005 and 2004, and $3.1 million for each of the six month periods ended June 30, 2005 and 2004. Our CombiPatch® product was licensed by Novogyne in March 2001.
Liquidity and Capital Resources
     As of June 30, 2005 and December 31, 2004, we had the following (amounts in thousands):

	June 30, 2005	December 31, 2004
Cash and cash equivalents	$33,333	$93,958
Short-term investments	44,600	—
Working capital	95,879	97,349

     Cash provided by (used in) operating, investing and financing activities for the six months ended June 30, 2005 and 2004 is summarized as follows (amounts in thousands):

	Six Months
	2005	2004
Cash flows:
Operating activities	$(12,206)	$20,732
Investing activities	(49,423)	(2,575)
Financing activities	1,004	5,272
Operating Activities
     Net cash used in operating activities for the six months ended June 30, 2005 primarily resulted from the timing of certain payments, including payments of $10.0 million to Shire related to expenses incurred in pursuit of methylphenidate regulatory approval, $3.1 million in payments made for the purchases of fentanyl, $3.3 million in payments for compensation and related liabilities, and $2.3 million in insurance payments, partially offset by $8.9 million in distributions received from Novogyne.
     Net cash provided by operating activities for the six months ended June 30, 2004 primarily resulted from the receipt of an $8.0 million license payment upon the closing of the Endo transaction in February 2004 and $12.3 million in distributions from Novogyne.
Investing Activities
     Net cash used in investing activities for the six months ended June 30, 2005 was primarily attributable to $44.6 million in net purchases of short-term investments, as well as the purchase of $4.6 million in fixed assets to expand production capacity for future products. Beginning in the first quarter of 2005, Noven invested a portion of its cash in short-term investments, which primarily consist of investment grade, asset backed, variable rate debt obligations and municipal auction rate securities, which are categorized as available-for-sale under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115 “Accounting for Certain Investments in Debt and Equity Securities”.
     Net cash used in investing activities for the six months ended June 30, 2004 was primarily attributable to the purchase of fixed assets to expand production capacity for future products and payment of patent development costs.
Financing Activities
     Net cash provided by financing activities for the six months ended June 30, 2005 and June 30, 2004 was primarily attributable to $1.1 million and $5.3 million, respectively, received in connection with the issuance of common stock from the exercise of stock options.
Short-Term and Long-Term Liquidity
     Our principal sources of short-term liquidity are existing cash, cash generated from product sales, fees and royalties under development and license agreements and distributions from Novogyne. For the six months ended June 30, 2005, substantially all of our income before income taxes was comprised of equity in earnings of Novogyne, a non-cash item. Accordingly, our net income may not be reflective of our cash from operations. Although we expect to receive distributions from Novogyne, there can be no assurance that Novogyne will have sufficient profits or cash flow to pay distributions or that Novogyne’s Management Committee will authorize such distributions.
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
     For the six months ended June 30, 2005, $4.8 million in deferred license revenues were used to offset development expenses related to our methylphenidate patch. As of June 30, 2005, $5.0 million remained payable to Shire, which amount is expected to be paid in the remainder of 2005. Under our agreement with Shire, we will receive $50.0 million upon receipt of final marketing approval for our methylphenidate patch by the FDA and three installments of $25.0 million each upon Shire’s achievement of $25.0 million, $50.0 million and $75.0 million in annual net sales of our methylphenidate patch, respectively. Prior to any FDA approval of our methylphenidate patch, Shire has the right to require Noven to repurchase the product rights to our methylphenidate patch for $5.0 million under certain circumstances. We cannot assure that our methylphenidate patch will be approved by the FDA, and there is no assurance that the recently submitted amendment to our methylphenidate NDA will address the issues raised in the not approvable letter we received from the FDA in 2003 or that the FDA may not raise additional issues in the review of the amended NDA. Additionally, even if the FDA approves our methylphenidate patch, we cannot assure that Shire will generate sales at levels that would trigger our milestone payments; therefore, we cannot assure that we will receive any further payments from Shire with respect to our methylphenidate patch or that we will be able to recover our development expenses through sales of the product.
     As of June 30, 2005, we had incurred $13.8 million for the cost of producing pre-launch inventories for our fentanyl patch. If approval is not ultimately received or is delayed, our agreement with Endo provides that the parties will share the cost of manufacturing product that cannot be sold by Endo in accordance with an agreed-upon formula. In such a case, we may be unable to recover our share of such costs, which could, under the contractual formula, be up to approximately $9.0 million. If existing launch quantities are not commercially saleable, we may manufacture additional fentanyl launch quantities prior to obtaining FDA approval, which would further increase our exposure if the product is not ultimately approved by the FDA. If the product has not been approved within 120 days after the launch of the next generic fentanyl transdermal product, Endo may have the right to terminate the license.
     Capital expenditures were $5.5 million in the first half of 2005, of which $0.9 million represented landlord-funded leasehold improvements to a leased facility. We expect that our capital expenditures will increase significantly in 2005 as compared to 2004 as we continue to expand our manufacturing and storage facilities for products under development, including those under development with Endo, Shire, P&G Pharmaceuticals and others. We expect to fund these capital expenditures from our existing cash balances. As a general matter, we believe that we have sufficient liquidity available to meet our operating needs and anticipated short-term capital requirements.
     In February 2005, we entered into an Industrial Long-Term Lease (the “Lease”) for approximately 73,000 square feet of newly constructed space located in close proximity to our manufacturing facility in Miami, Florida. We intend to use the leased space for the storage and, as needed, the manufacture of new product. The lease term is 10 years, which may be extended for up to an additional 21 years pursuant to four renewal options of five years each and a one-time option to renew for one year. The annual base rent is $6.40 per square foot. We also pay a monthly management fee equal to 1.5% of the base rent. The rent for the first year is discounted to $3.20 per square foot. The base rent is subject to annual increases of 3% during the initial 10-year term. After the initial term, the rent will be 95 percent of the fair market rate of the leased space as determined under the Lease. We are in the process of improving the leased space in order to prepare it for its intended use. The landlord was responsible for up to approximately $0.9 million of leasehold improvements, which were fully paid as of June 30, 2005. Any amounts paid to the general contractor in excess of this amount and any other leasehold improvements will be our responsibility. For accounting purposes, we are amortizing the expected rental payments on a straight-line basis over the initial 10-year term of the Lease. The renewal terms have not been included for amortization purposes because we cannot reasonably estimate the rental payments after the initial term and we cannot assure that we will renew the Lease after the initial term. Any leasehold improvements will be recorded at cost and will be amortized on a straight-line basis over the shorter of the estimated useful life of the improvements or the remaining initial 10-year lease term. Leasehold improvements to the leased space paid by the landlord will be recorded by us as a deferred rent credit and will be amortized on a straight-line basis when incurred over the remaining initial 10-year lease term as a reduction of rent expense.
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
New Accounting Standards
     In November 2004, the FASB issued Statement of Financial Accounting Standard No. 151 “Inventory Costs — an amendment of ARB No. 43, Chapter 4” (“SFAS 151”), to clarify the accounting for abnormal amounts of idle facility expense, freight, or wasted material (spoilage). SFAS 151 requires that those items be recognized as current-period charges regardless of whether they meet the “so abnormal” criterion outlined in Accounting Research Bulletin 43, Chapter 4, “Inventory Pricing”. SFAS 151 also introduces the concept of “normal capacity” and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. Unallocated overheads must be recognized as an expense in the period in which they are incurred. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We are currently assessing SFAS 151 and we are unable to estimate the impact it will have on our results of operations and financial condition.
     In December 2004, the FASB issued SFAS No. 123(R) “Share-Based Payment (Revised 2004)” that will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award, which is generally over the vesting period. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation costs to be reported as financial cash flows, rather than as operating cash flows as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future, the amount of such income tax benefits on exercise of stock options was $0.2 million and $2.7 million for the first half of 2005 and 2004, respectively. SFAS 123(R) replaces SFAS 123, “Accounting for Stock-Based Compensation”, and supersedes APB 25, “Accounting for Stock Issued to Employees”. For public companies such as Noven, the statement is effective as of the beginning of the first annual reporting period that begins after June 15, 2005 and accordingly, we anticipate adopting this statement in the first quarter of 2006.
     In December 2004, the FASB issued SFAS No. 153 “Exchanges of Nonmonetary Assets, An Amendment of APB Opinion No. 29” (“SFAS 153”). SFAS 153 eliminates the exception for exchange of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. SFAS 153 is effective for non-monetary assets and exchanges occurring in the first quarterly period beginning after June 15, 2005. As we have not and have no present intention to engage in exchanges of non-monetary assets, we do not anticipate that implementation of this statement will have a material impact on our results of operations and financial condition.
     In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS 154”). SFAS 154 replaces APB Opinion No. 20, Accounting Changes and FAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle. SFAS 154 also requires that a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for prospectively as a change in estimate, and correction of errors in previously issued financial statements should be termed a restatement. SFAS 154 is effective for accounting changes and correction of errors made in the first annual reporting period beginning after December 15, 2005. The implementation of SFAS 154 is not presently expected to have a material impact on our results of operations and financial condition.
Critical Accounting Estimates
     Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our critical accounting estimates are those which we believe require the most subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain or which involve factors that may be beyond our control. In addition to the “critical accounting policies” discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies” in our Form 10-K for the year ended December 31, 2004, we have identified the following as additional critical accounting policies, estimates or assumptions:
Inventories
     Inventories, which include material, labor and manufacturing overhead, are stated at the lower of cost or market. Other than products produced for commercial sale, our policy is to immediately recognize as expense all inventory purchased for research and development purposes. In accordance with accounting principles generally accepted in the United States, provisions have been made to reduce inventories to net realizable value, including giving effect to reserves and charges related to non-saleable product due to insufficient remaining shelf life or otherwise. We manufactured initial launch quantities of our fentanyl patch during the fourth quarter of 2004 and first quarter of 2005 and as of June 30, 2005, we had $13.8 million in total fentanyl inventories. We have estimated that if the fentanyl patch were never approved and launched, we currently would be obligated to bear up to $9.0 million of the production costs for the inventories deemed non-saleable, based on a contractual formula with Endo, which we would record as a charge to income from operations. We have also estimated that if the product were not launched by the end of 2005, we would record charges aggregating up to $5.7 million (of the $9.0 million noted above) during the second half of 2005, reflecting our share of fentanyl inventories deemed non-saleable due to insufficient remaining shelf life. Furthermore, our estimates of reserves and charges may prove to be incorrect, which would have a material adverse impact on our results of operations and financial position.
Outlook
     A summary of our current financial guidance is provided below. This forward-looking information is based on our current assumptions and expectations, many of which are beyond our control to achieve. In particular, for purposes of this guidance we have assumed that during the remainder of 2005 (except as otherwise indicated below) there will not be any material:
•	transactions;

•	changes in Noven’s or Novogyne’s accounting or accounting principles or any of the estimates or judgments underlying its critical accounting policies;

•	regulatory, technological or clinical study developments;

•	changes in the supply of, demand for, or distribution of our HT products (including any changes resulting from product recalls, competitive HT products, or new HT study results);

•	changes in our business relationships/collaborations; or

•	changes in the economy or the health care sector generally.
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
     Novogyne. Based on current prescription forecasts, our estimates of trade inventory levels and other factors, we believe that Novogyne’s revenues and net income for full-year 2005 should increase modestly over 2004 levels.

     Potential Impact of Fentanyl Revenues. Our ANDA for our generic fentanyl patch is currently pending at the FDA, and we are unable to predict when or if it will be approved and any impact that the recently announced FDA investigation of reports of death and other serious side effects from overdoses allegedly involving transdermal fentanyl patches may have on the review or approval process. If our ANDA is approved and the product is launched by Endo, we expect to receive a launch-related milestone payment ranging from $5.0 million to $10.0 million, which payment will be deferred and recognized as Noven license and contract revenues over the remainder of the 10-year period that began on the closing of the Endo license transaction in the first quarter of 2004. Under the terms of our agreement with Endo, we will manufacture and supply Endo with finished product at our cost and will share in Endo’s profit generated from U.S. product sales. At this time, we do not have sufficient information regarding timing of approval, number of competitors, market share, product pricing and other factors necessary to forecast whether our fentanyl patch will contribute to our 2005 financial results or the magnitude of any contribution it may make. Our results of operations for the remainder of 2005 will be materially and adversely affected if, as a result of further delay in obtaining FDA approval of our fentanyl patch or otherwise, all or a portion of our fentanyl inventories are determined to be non-salable. See”—Certain Items That Affect of Could Affect Historical or Future Comparability – Endo.” Overhead and other expenses associated with the development and production of our fentanyl patch are expected to continue to adversely impact the profitability of our business unless and until our fentanyl patch is approved and launched.
      HT Product Revenues. We expect product revenues from our hormone therapy products for our full-year 2005 to approximate 2004 levels.
     Contract and License Revenues. We expect contract revenues for 2005 to decline compared to 2004, primarily due to the receipt in 2004 of $4.4 million in payments from P&G Pharmaceuticals which are not expected to recur in 2005.
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
     Capital Expenditures. We expect that our capital expenditures will increase significantly in 2005 as we continue to expand our manufacturing and storage facilities in connection with products under development with our industry partners.
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
     HT Market, risks associated with increased competition in the HT market; any further impact on our HT business due to the announcement of additional negative clinical results or otherwise, which could reduce or eliminate any profit contribution by Novogyne to us and/or sales of HT products from us to Novartis Pharma; uncertainties regarding any future regulatory developments resulting from those studies; the risk that Novogyne may not be able to realize the full value of the marketing rights for our CombiPatch® product; the European HT market may be limited due to pricing pressures and delayed Estradot launches in certain countries due to labeling issues; and the risk of product liability claims resulting from the use of HT products such as the lawsuits presently pending against Noven and Novartis with respect to our products, as well as any indemnification or contribution obligations that we may have to Novartis or Novogyne related to product liability claims.
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
     Production Matters, risks related to our reliance on suppliers for the availability and quality of raw materials used in our products; risks related to our reliance on a single supplier for certain raw materials and compounds used in our products; risks related to obtaining procurement quota for controlled substances (including fentanyl and methylphenidate) from the DEA, including possible delays or failure to obtain such quota resulting from recent legislation that requires the DEA to review and provide public comment on the labeling, promotion, risk management plan and other documents associated with such product prior to establishing procurement quota for controlled substances; uncertainties regarding the timing and magnitude of any product recalls; the impact of the recalls or related issues on Novartis’ or other partners’ strategy for the commercialization of our products; the possibility that our estimates of the impact of future returns and charges may prove inaccurate, incomplete or otherwise incorrect; the impact of detected or undetected product stability failures or other product defects on our ability to estimate our reserves for sales returns and other associated accounting consequences.
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
     Methylphenidate Patch, the possibility that the FDA will determine that our amended NDA for our methylphenidate patch does not support approval or that our methylphenidate patch may not ultimately be approved or commercialized; the timing of the FDA’s review of any amended NDA for our methylphenidate patch as well as any product approval and the timing of any DEA approval of a methylphenidate quota for Noven, which are outside Noven’s control and which may impact the success of product launch and market penetration; risks and uncertainties related to the 2005 study by researchers at the M.D. Anderson Cancer Center that found adverse chromosomal effects on 12 children treated with oral methylphenidate, including risks related to the timing of any FDA approval of our methylphenidate patch, the impact on the market for methylphenidate products (including our patch, if approved) and any follow-on or related study finding adverse effects from methylphenidate use; any exercise of Shire’s right to terminate the agreement, including the risk that, in such event, our right to receive a $50.0 million approval milestone would terminate, and that we may be unable or unwilling to proceed with the project or may be unable to license our methylphenidate patch to a third party or to a party with the resources of Shire on commercially reasonable terms; the possibility that our method of accounting for the $25.0 million received from Shire could change under certain circumstances, including if the parties’ product strategy changes or if our methylphenidate patch development is discontinued; and the likelihood that our development strategy would change if Shire were to terminate the agreement under certain circumstances, or if our methylphenidate patch were not ultimately approved or were abandoned.
     Fentanyl Patch, the risks and uncertainties associated with the FDA’s review of Noven’s fentanyl ANDA; the risks and uncertainties associated with the recent label change to the product, including risks related to the delay in the approval of Noven’s fentanyl ANDA or the launch of our fentanyl patch; risks and uncertainties associated with the timing of any DEA approval of a fentanyl quota for Noven; risks related to the FDA’s recently issued public advisory that it is investigating reports of death and other serious side effects from overdoses involving both the branded and generic fentanyl patches, including the possibility that this investigation could materially and adversely affect the market for all fentanyl patch products and could delay or prevent approval of pending ANDAs for fentanyl, including our pending application; the possibility that milestone payments may be reduced and/or that Endo may exercise its contractual right to terminate the license agreement if the product launch is delayed for any reason, including delay in obtaining FDA approval; the possibility that we may be unable to recover from Endo their agreed upon portion of the production costs of the launch quantities of our fentanyl patch that we have produced; patent or other strategies by third parties could delay or prevent the launch of our fentanyl patch or other products; the possibility that we may be unable to recover significant costs to manufacture launch supplies of fentanyl patches prior to product launch if FDA approval is not obtained on a timely basis or at all; the possibility that, even if approved, our fentanyl patch or other products may not be successfully commercialized due to competitive market conditions or other factors, including physician/patient preferences for other therapies; and in recent periods, companies offering generic drug products have experienced significant product pricing pressure, often earlier than expected in the product’s life cycle, which has negatively affected the profitability of certain of their generic products.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     In July 2004, an individual plaintiff and her husband filed a complaint in Superior Court of New Jersey Law Division, Atlantic County, against Noven, Novartis and others alleging liability in connection with personal injury claims allegedly arising from the use of HT products, including CombiPatch®. Aventis marketed CombiPatch® during the time period relevant to the plaintiffs’ claims and the parties agreed in April 2005 to substitute Aventis for Noven and Novartis in this case and to dismiss Noven and Novartis without prejudice for a period of six months and with prejudice thereafter.
     In July 2005, an individual plaintiff filed notice to add Noven, Novogyne and Novartis to a complaint in Superior Court of New Jersey Law Division, Atlantic County in which the plaintiff claims personal injury allegedly arising from the use of HT products, including Vivelle®. The plaintiff claims compensatory, punitive and other damages in an unspecified amount.
     In addition, Novartis has advised Noven that Novartis has been named as a defendant in at least 15 additional lawsuits that include approximately 26 plaintiffs that allege liability in connection with personal injury claims allegedly arising from the use of HT patches distributed and sold by Novartis and Novogyne, including Noven’s Vivelle®, Vivelle-Dot™ and CombiPatch® products. Novartis has indicated that it will seek indemnification from Noven and Novogyne to the extent permitted by law and by the agreements between and among Novartis, Novogyne and Noven. Novogyne’s accrual for expected legal fees and settlements of these lawsuits was $2.7 million as of June 30, 2005, for which there was a related insurance receivable of $1.7 million. This accrual represents Novartis management’s best estimate as of June 30, 2005. The ultimate outcome of these product liability lawsuits cannot be predicted.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table provides information with respect to our stock repurchases during the second quarter of 2005:

			Total Number of
			Shares	Approximate
			Purchased as	Dollar Value
			Part of	That May Yet
		Average Price	Publicly	be Purchased
	Total Number of	Paid	Announced	under the
	Shares Purchased	Per Share	Program	Program(1)
April 1, 2005 to April 30, 2005	—	—	—	$23,711,040

May 1, 2005 to May 31, 2005	—	—	—	$23,711,040

June 1, 2005 to June 30, 2005	—	—	—	$23,711,040

Totals	—	—	—	$23,711,040

(1)	In March 2003, we announced a stock repurchase program authorizing the repurchase of up to $25.0 million of our Common Stock. There is no expiration date specified for this program.
Item 4. Submission of Matters to a Vote of Security Holders
     The following proposals were approved at our Annual Meeting of Stockholders held on May 24, 2005:
1.	Election of Directors

	For	Withheld
Sidney Braginsky	20,364,456	1,141,507
John G. Clarkson, M.D.	20,361,322	1,144,641
Donald A. Denkhaus	21,290,551	215,412
Pedro P. Granadillo	20,400,385	1,105,578
Robert G. Savage	20,365,612	1,140,351
Robert C. Strauss	21,264,118	241,845
Wayne P. Yetter	21,170,582	335,381
2.	Ratification of the Appointment of Deloitte & Touche LLP as Noven’s Independent Registered Public Accounting Firm for 2005

For	Against	Abstained
21,410,565	79,021	16,377

Item 6. Exhibits
31.1	Certification of Robert C. Strauss, President, Chief Executive Officer and Chairman of the Board, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Diane M. Barrett, Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Robert C. Strauss, President, Chief Executive Officer and Chairman of the Board, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Diane M. Barrett, Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVEN PHARMACEUTICALS, INC.

Date: August 5, 2005	By:	/s/ Diane M. Barrett

Diane M. Barrett
Vice President and
Chief Financial Officer