Form 10-Q
period 2007-06-30
NOVEN PHARMACEUTICALS INC
filed 2007-08-08
CIK 815838

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2007
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Class	Outstanding at July 31, 2007
Common stock $.0001 par value	24,851,829

NOVEN PHARMACEUTICALS, INC. AND SUBSIDIARIES
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
Trademark Information: Vivelle®, Vivelle-Dot®, Estradot® and Menorest are trademarks of Novartis AG or its affiliated companies; CombiPatch® and Estalis® are registered trademarks of Vivelle Ventures LLC; Daytrana™ is a trademark of Shire Pharmaceuticals Ireland Limited; Lithobid® and Pexeva® are registered trademarks of JDS Pharmaceuticals, LLC.

PART I. FINANCIAL INFORMATION
Item 1 — Unaudited Condensed Consolidated Financial Statements
NOVEN PHARMACEUTICALS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
Three and Six Months Ended June 30,
(in thousands, except per share amounts)
(unaudited)

	Three Months		Six Months
	2007	2006	2007	2006
Revenues:
Product revenues — Novogyne:
Product sales	$4,804	$5,630	$10,173	$8,717
Royalties	1,899	1,658	3,664	3,347

Total product revenues — Novogyne	6,703	7,288	13,837	12,064
Product revenues — third parties	8,359	6,016	16,831	9,887

Total product revenues	15,062	13,304	30,668	21,951

Contract and license revenues:
Contract	29	404	(101)	1,068
License	3,748	3,839	7,587	4,720

Contract and license revenues	3,777	4,243	7,486	5,788

Net revenues	18,839	17,547	38,154	27,739

Expenses:
Cost of products sold — Novogyne	3,285	4,459	6,244	6,602
Cost of products sold — third parties	6,029	7,428	11,997	11,425

Total cost of products sold	9,314	11,887	18,241	18,027
Research and development	3,185	2,890	6,651	6,372
Marketing, general and administrative	5,709	5,638	11,130	10,376

Total expenses	18,208	20,415	36,022	34,775

Income (loss) from operations	631	(2,868)	2,132	(7,036)

Equity in earnings of Novogyne	9,174	6,762	14,077	11,089

Interest income, net	1,813	1,111	3,445	1,722

Income before income taxes	11,618	5,005	19,654	5,775

Provision for income taxes	4,042	1,672	7,042	1,938

Net income	$7,576	$3,333	$12,612	$3,837

Basic earnings per share	$0.31	$0.14	$0.51	$0.16

Diluted earnings per share	$0.30	$0.14	$0.50	$0.16

Weighted average number of common shares outstanding:

Basic	24,832	23,685	24,785	23,673

Diluted	25,379	24,071	25,381	23,925

The accompanying notes are an integral part of these statements.

NOVEN PHARMACEUTICALS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	June 30,	December 31,
	2007	2006
Assets
Current Assets:
Cash and cash equivalents	$5,403	$9,144
Short-term investments available-for-sale, at fair value	181,256	144,455
Trade receivable (less allowance for doubtful accounts of $56 in 2007 and $67 in 2006)	3,545	5,038
Milestone payment receivable — Shire	25,000	25,000
Accounts receivable — Novogyne, net	6,074	7,693
Inventories	9,564	8,651
Net deferred income tax asset, current portion	6,900	4,400
Prepaid income taxes	7,565	3,416
Prepaid and other current assets	3,240	2,410

	248,547	210,207

Property, plant and equipment, net	36,211	37,010

Other Assets:
Investment in Novogyne	22,006	23,296
Net deferred income tax asset	12,469	8,308
Patent development costs, net	2,396	2,317
Deposits and other assets	1,768	227

	38,639	34,148

	$323,397	$281,365

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$4,690	$5,184
Capital lease obligation — current portion	126	109
Accrued compensation and related liabilities	4,376	5,308
Other accrued liabilities	4,743	2,085
Deferred rent credit	89	89
Deferred contract revenues	728	1,527
Deferred license revenues — current portion	19,342	15,084

	34,094	29,386

Long-Term Liabilities:
Capital lease obligation	204	279
Deferred license revenues	87,343	74,188
Deferred contract revenues	6,875	—
Other liabilities	1,165	837

	129,681	104,690

Commitments and Contingencies (Note 11)

Stockholders’ Equity:
Preferred stock — authorized 100,000 shares of $.01 par value; no shares issued or outstanding	—	—
Common stock — authorized 80,000,000 shares, par value $.0001 per share; issued and outstanding 24,851,104 at June 30, 2007 and 24,661,169 at December 31, 2006	2	2
Additional paid-in capital	114,871	109,912
Retained earnings	78,843	66,761
Common stock held in trust	(500)	—
Deferred compensation obligation	500	—

	193,716	176,675

	$323,397	$281,365

The accompanying notes are an integral part of these statements.

NOVEN PHARMACEUTICALS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30,
(in thousands)
(unaudited)

	2007	2006
Cash flows from operating activities:
Net income	$12,612	$3,837
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization and certain other noncash items	2,539	2,052
Stock-based compensation expense	1,976	1,529
Income tax benefits on exercise of stock options	462	256
Excess tax deduction from exercise of stock options	(392)	(214)
Deferred income tax benefit	(6,661)	(183)
Recognition of deferred license revenues	(7,587)	(4,720)
Equity in earnings of Novogyne	(14,077)	(11,089)
Distributions from Novogyne	10,975	10,210
Changes in operating assets and liabilities:
Decrease (increase) in trade receivable, net	1,493	(2,947)
Decrease in accounts receivable — Novogyne, net	1,619	1,845
(Increase) decrease in inventories	(913)	29
Decrease in prepaid income taxes	243	3,664
Increase in prepaid and other current assets	(830)	(1,057)
Increase in deposits and other assets	—	(15)
Decrease in accounts payable and accrued expenses	(494)	(6,179)
Decrease in accrued compensation and related liabilities	(932)	(2,164)
Increase in other accrued liabilities	2,128	375
Increase (decrease) in deferred contract revenue, net	6,076	(930)
Increase in deferred license revenue	25,000	51,000
Increase in other liabilities	342	92
Amounts recoverable from Shire and offset against deferred license revenue related to Daytrana™ approval	—	14

Cash flows provided by operating activities	33,579	45,405
Cash flows from investing activities:
Purchases of property, plant and equipment, net	(1,421)	(4,405)
Payments for patent development costs, net	(348)	(416)
Payments for deferred acquisition costs	(1,241)	—
Purchase of company-owned life insurance	(260)	(185)
Purchases of short-term investments	(767,769)	(685,035)
Proceeds from sale of short-term investments	730,864	588,275

Cash flows used in investing activities	(40,175)	(101,766)
Cash flows from financing activities:
Issuance of common stock from exercise of stock options	2,521	822
Excess tax benefit from exercise of stock options	392	214
Payments under capital leases	(58)	(69)

Cash flows provided by financing activities	2,855	967

Net decrease in cash and cash equivalents	(3,741)	(55,394)
Cash and cash equivalents, beginning of period	9,144	66,964

Cash and cash equivalents, end of period	$5,403	$11,570

The accompanying notes are an integral part of these statements.

NOVEN PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
1.	DESCRIPTION OF BUSINESS:
     Noven Pharmaceuticals, Inc. (“Noven”) was incorporated in Delaware in 1987 and is engaged in the research, development, manufacture and marketing of advanced transdermal drug delivery technologies and prescription transdermal products.
     Noven and Novartis Pharmaceuticals Corporation (“Novartis”) entered into a joint venture, Vivelle Ventures LLC (d/b/a Novogyne Pharmaceuticals) (“Novogyne”), effective May 1, 1998, to market and sell women’s prescription healthcare products in the United States and Canada. These products include Noven’s transdermal estrogen delivery systems marketed under the brand names Vivelle®, Vivelle-Dot® and CombiPatch®. Noven accounts for its 49% investment in Novogyne under the equity method and reports its share of Novogyne’s earnings as “Equity in earnings of Novogyne” on its Condensed Consolidated Statements of Operations. Noven defers the recognition of 49% of its profit on products sold to Novogyne until the products are sold by Novogyne to third party customers.
     On July 9, 2007, Noven entered into an agreement to acquire JDS Pharmaceuticals, LLC (“JDS”). JDS is a privately-held specialty pharmaceutical company that currently markets two branded prescription psychiatry products through a targeted sales force and is advancing a pipeline of products in development (see Note 12 — “Subsequent Event”).
2.	BASIS OF PRESENTATION:
     In management’s opinion, the accompanying unaudited condensed consolidated financial statements of Noven contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly, in all material respects, the consolidated financial position of Noven, the consolidated results of its operations, and its cash flows for the periods presented. Noven’s business is subject to numerous risks and uncertainties including, but not limited to, those set forth in Part I — Item 1A of Noven’s Annual Report on Form 10-K for the year ended December 31, 2006 (“Form 10-K”), and as supplemented by Part II — Item 1A — “Risk Factors” of the quarterly reports on Form 10-Q filed in 2007. Accordingly, the results of operations and cash flows for the periods presented are not, and should not be construed as, necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 2007 or for periods thereafter.
     The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Pursuant to such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and the notes to the financial statements included in Noven’s Form 10-K. The accounting policies followed for interim financial reporting are the same as those disclosed in Note 2 of the notes to the financial statements included in Noven’s Form 10-K.
3.	RECLASSIFICATIONS:
     Certain reclassifications have been made to the prior period’s balance sheet and statement of cash flows to conform to the current period’s presentation.

4.	CASH FLOW INFORMATION:

Income Tax and Interest Payments
     Cash payments for income taxes, net of refunds, were $14.1 million and $0.2 million for the six months ended June 30, 2007 and 2006, respectively. Cash payments for interest were not material for the six months ended June 30, 2007 and 2006.
Non-cash Operating Activities
     In 2002, the State of New Jersey enacted legislation that requires Novogyne to remit estimated state income tax payments on behalf of its owners, Noven and Novartis. Through June 30, 2007 and in 2006, Novogyne paid $4.4 million and $2.2 million, respectively, to the New Jersey Department of Revenue, representing Noven’s portion of Novogyne’s estimated state income tax payment. These payments were deemed a distribution to Noven from Novogyne.
5.	RECENT ACCOUNTING PRONOUNCEMENTS:
     In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value and applies to all entities, including not-for-profit organizations. Most of the provisions of this statement apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities with available-for-sale and trading securities. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, “Fair Value Measurements.” Noven is currently assessing the impact of adopting SFAS 159 and the impact it may have on Noven’s results of operations and financial condition.
6.	INVENTORIES:
     The following are the major classes of inventories (in thousands):

	June 30,	December 31,
	2007	2006
Finished goods	$2,327	$893
Work in process	2,273	2,851
Raw materials	4,964	4,907

Total	$9,564	$8,651

     The Drug Enforcement Administration (“DEA”) controls access to controlled substances, including methylphenidate, the active ingredient in Daytrana™. Shire plc (“Shire”) retains title to the active methylphenidate ingredient (“AMI”) in Daytrana™. AMI is not included in Daytrana™ product revenues or in Noven’s cost of products sold. Noven records AMI maintained at its manufacturing facility as consignment inventory and bears certain manufacturing risks of loss related to the AMI. These risks include the contractual obligation of Noven to reimburse Shire for the cost of AMI if Noven does not meet certain yield requirements of the finished product. Shire has a reciprocal obligation to pay Noven if the yield requirements are exceeded. Noven slightly exceeded the yield requirements for the six months ended June 30, 2007, resulting in an immaterial payment from Shire to Noven. During the six months ended June 30, 2007, Noven used $3.9 million of AMI in the finished product. Noven had $1.5 million and $1.0 million of consignment AMI inventory on hand at June 30, 2007 and December 31, 2006, respectively, which is not reflected in the table above.

7.	EMPLOYEE STOCK PLANS:
     Prior to January 1, 2006, all awards granted to employees under Noven’s 1999 Long-Term Incentive Plan (the “1999 Plan”) were stock options. In 2006, Noven began granting stock-settled stock appreciation rights (“SSARs”) to employees and non-vested shares (“restricted stock”) to non-employee directors in lieu of stock options. Noven accounts for these awards in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”. At June 30, 2007, there were 2,697,186 stock options and 402,796 SSARs issued and outstanding under the 1999 Plan.
     Noven granted 26,244 and 34,344 shares of restricted stock to its non-employee directors in May 2007 and 2006, respectively. The shares vest over each director’s one-year service period at the end of each calendar quarter beginning with the end of the second quarter. As the shares vest, those shares that have been deferred by non-employee directors under Noven’s deferred compensation plan are transferred into a rabbi trust maintained by Noven. In accordance with Emerging Issues Task Force 97-14, “Accounting for Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested”, the deferred shares were recorded at their fair value and classified as common stock held in trust. Since the deferral relates to Noven common stock, an offsetting amount was recorded as deferred compensation obligation in the stockholders’ equity section of the balance sheet. As of June 30, 2007, there were a total of 28,620 shares of common stock in the rabbi trust.
     The following table summarizes information regarding Noven’s restricted stock at June 30, 2007 (shares in thousands):

	2007
		Weighted
		Average
		Grant-Date
	Shares	Fair Value

Nonvested at December 31, 2006	8	$17.47
Granted	26	22.86
Vested	(14)	19.80
Forfeited	—	—

Nonvested at June 30, 2007	20	$22.86

     During the three months ended June 30, 2007, Noven granted 4,238 SSARs. The assumptions used to value the SSARs for the three months ended June 30, 2007 and 2006 were as follows:

	2007	2006

Volatility	45.8%	55.1%
Risk free interest rate	4.59%	4.95%
Expected life (years)	5	5
     Total stock-based compensation recognized in Noven’s statements of operations for the three and six months ended June 30, 2007 and 2006 was as follows (in thousands):

	Three Months		Six Months
	2007	2006	2007	2006

Marketing, general and administrative	$739	$745	$1,478	$1,142
Research and development	127	133	254	224
Total cost of products sold	122	102	244	163

	$988	$980	$1,976	$1,529

Tax benefit recognized related to compensation expense	$302	$239	$661	$358

     There were no stock-based compensation costs capitalized as part of inventory or fixed assets for the six months ended June 30, 2007 or 2006.
     Cash received from options exercised under all share-based payment arrangements for the six months ended June 30, 2007 and 2006 was $2.5 million and $0.8 million, respectively. The tax benefit realized on the tax deductions from option exercises under stock-based compensation arrangements totaled $0.5 million and $0.3 million for the three and six months ended June 30, 2007 and 2006, of which $0.4 million and $0.2 million was reported as cash flow from financing activities for the six months ended June 30, 2007 and 2006, respectively.

     Stock option and SSAR transactions related to the 1999 Plan are summarized as follows for the six months ended June 30, 2007 (options/SSARs and aggregate intrinsic value in thousands):

	2007
				Weighted
		Weighted		Average
		Average	Aggregate	Remaining
	Options/	Exercise	Intrinsic	Contractual
	SSARs	Price	Value	Term

Outstanding at beginning of the period	3,275	$19.26
Granted	4	23.08
Exercised	(161)	15.82	$1,576

Canceled and expired	(18)	17.37

Outstanding at end of the period	3,100	$19.46	$16,181	3.6

Outstanding and exercisable at end of the period	1,988	$21.33	$8,014	2.8

Vested or expected to vest at end of the period	2,708	$19.64	$13,767	3.5

     As of June 30, 2007, the unamortized compensation expense that Noven expects to record in future periods related to currently outstanding unvested stock options, SSARs and restricted stock is approximately $6.9 million before the effect of income taxes, of which $2.0 million, $2.5 million, $1.6 million and $0.8 million is expected to be incurred in the remainder of 2007 and in 2008, 2009 and 2010, respectively. The weighted-average period over which this compensation cost is expected to be recognized is two years.
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
     Upon adoption of FIN 48, and as a result of the recognition and measurement of Noven’s tax positions as of January 1, 2007, Noven recognized a charge of approximately $0.5 million to the January 1, 2007 retained earnings balance. The gross amount of unrecognized tax benefits as of the date of adoption, January 1, 2007, was $1.2 million, including $0.3 million in interest and penalties. If the $1.2 million was ultimately recognized, only $0.9 million would affect the effective tax rate due to approximately $0.3 million in federal tax benefit. As of June 30, 2007 the gross amount of unrecognized tax benefits was approximately $1.6 million. Interest and penalties related to income taxes are classified as a component of income tax expense. It is reasonably possible that the gross amount of unrecognized tax benefits may increase by approximately $0.6 million within 12 months after June 30, 2007.

     Noven is periodically audited by federal and state taxing authorities. The outcome of these audits may result in Noven being assessed taxes in addition to amounts previously paid. The years 2004-2006 remain open and subject to examination by the Internal Revenue Service. Noven files and remits state income taxes in various states where Noven has determined it is required to file state income taxes, and Noven’s filings with those states remain open for audit, inclusively, for the years 2002-2006. Noven is not aware of any examinations currently taking place related to its income taxes in any jurisdiction. It is possible that examinations may be initiated by any jurisdiction where Noven operates, or where it can be determined that Noven operates, and the results of which may increase Noven’s income tax liabilities or decrease the amount of deferred tax assets and may also materially change the amount of unrecognized income tax benefits for tax positions taken.
9.	CONTRACT AND LICENSE AGREEMENTS:

Daytrana™
     Noven has developed a once-daily transdermal methylphenidate patch for Attention Deficit Hyperactivity Disorder (“ADHD”) called Daytrana™. In the first quarter of 2003 Noven licensed to Shire the exclusive global rights to market Daytrana™ for payments by Shire of up to $150.0 million. In consideration for this licensing transaction, Shire agreed to pay Noven as follows: (i) $25.0 million was paid upon closing of the transaction in April 2003; (ii) $50.0 million was paid in April 2006 upon receipt of final marketing approval by the FDA; and (iii) three installments of $25.0 million each are payable upon Shire’s achievement of $25.0 million, $50.0 million and $75.0 million in annual Daytrana™ net sales, respectively. Shire launched the product in June 2006. Shire’s net sales of Daytrana™ exceeded the threshold for the first and second sales milestones in the fourth quarter of 2006 and the second quarter of 2007, respectively. Noven received a $25.0 million payment from Shire in the first quarter of 2007 related to the first sales milestone. Noven recorded a $25.0 million receivable from Shire at June 30, 2007 related to the second sales milestone. For purposes of the sales milestones, Shire’s annual net sales are measured quarterly on a trailing 12-month basis, with each milestone payment due 45 days after the end of the first calendar quarter during which trailing 12-month sales exceed the applicable threshold. Noven is currently deferring and recognizing approval and sales milestones as license revenues on a straight-line basis, beginning on the date the milestone is achieved through the first quarter of 2013, which is Noven’s current best estimate of the end of the useful economic life of the product. Noven also manufactures and supplies finished product for Shire.
Amphetamine Transdermal System
     In addition to Noven’s agreements with Shire related to Daytrana™, in June 2004 Noven entered into an agreement with Shire for the development of a transdermal amphetamine patch for ADHD, and in July 2006, Noven and Shire amended this agreement. Under the amended agreement, Shire paid Noven a non-refundable $1.0 million in August 2006, in exchange for the option of purchasing, for an additional $5.9 million, the exclusive developmental rights to the product. The amended agreement further provided that Noven would perform certain early-stage development activities which were previously to be performed by Shire. Noven completed a Phase I clinical study for the product in March 2007. In June 2007, Shire exercised its option to acquire the exclusive development rights to the product and Noven received the $5.9 million option payment. This $5.9 million, as well as the initial $1.0 million received from Shire for the grant of the option, was included in deferred contract revenues on Noven’s balance sheet as of June 30, 2007. Shire has requested modifications to the patch formulation in order to align the amphetamine patch with Shire’s future direction in ADHD, and has agreed to pay Noven for its development efforts in this regard.

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
     During the three and six months ended June 30, 2007 and 2006, Noven had the following transactions with Novogyne (in thousands):

	Three Months		Six Months
	2007	2006	2007	2006

Revenues:
Product sales	$4,804	$5,630	$10,173	$8,717
Royalties	1,899	1,658	3,664	3,347

	$6,703	$7,288	$13,837	$12,064

Reimbursed expenses	$7,021	$6,648	$14,106	$13,918

     As of June 30, 2007 and December 31, 2006, Noven had amounts due from Novogyne of $6.1 million and $7.7 million, respectively.
     The unaudited condensed statements of operations of Novogyne for the three and six months ended June 30, 2007 and 2006 are as follows (in thousands):

	Three Months		Six Months
	2007	2006	2007	2006

Gross revenues	$42,915	$35,665	$80,208	$72,934
Sales allowances	6,837	3,546	10,999	7,339
Sales return allowances	(60)	1,487	(9)	3,383

Sales allowances and returns	6,777	5,033	10,990	10,722

Net revenues	36,138	30,632	69,218	62,212
Cost of sales	7,795	7,162	14,842	14,683
Selling, general and administrative expenses	9,579	9,596	19,712	18,753

Income from operations	18,764	13,874	34,664	28,776
Interest income	165	162	497	314

Net income	$18,929	$14,036	$35,161	$29,090

Noven’s equity in earnings of Novogyne	$9,174	$6,762	$14,077	$11,089

     The activity in the Investment in Novogyne account for the six months ended June 30, 2007 is as follows (in thousands):

Investment in Novogyne, beginning of period	$23,296
Equity in earnings of Novogyne	14,077
Cash distributions from Novogyne	(10,975)
Non-cash distribution from Novogyne (Note 4)	(4,392)

Investment in Novogyne, end of period	$22,006

     Subject to the approval of Novogyne’s management committee, Novogyne may, from time to time, distribute cash to Novartis and Noven based upon a contractual formula. For the three and six months ended June 30, 2007, Noven received cash distributions representing return on investment of $1.2 million and $11.0 million from Novogyne, respectively. For the three and six months ended June 30, 2006, Noven received cash distributions representing return on investment of $2.9 million and $10.2 million from Novogyne, respectively. In addition, as discussed in Note 4, tax payments of $4.4 million and $2.2 million were made by Novogyne on Noven’s behalf to the New Jersey Department of Revenue during the six months ended June 30, 2007 and 2006, respectively. These amounts were recorded as reductions in the investment in Novogyne when received (or in the case of the tax payment, when paid).
11.	COMMITMENTS AND CONTINGENCIES:

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

Production Issues
     In July 2007, the FDA completed an on-site inspection of Noven’s manufacturing facilities. At the completion of the inspection, Noven received from the FDA a list of observations on Form 483. The majority of the observations in the Form 483 relate to the Daytrana™ patch and difficulties experienced by some patients in removing the release liner of the Daytrana™ patch, including certain product lots that utilize an enhanced release liner. Noven has submitted its response to the observations to the FDA. No assurance can be given that Noven’s response will be acceptable to the FDA or satisfactorily address the FDA’s concerns, and there can be no assurance that the FDA will not take regulatory action that could adversely affect Noven’s business, results of operations and financial position.
Supply Agreement
     Noven’s supply agreement with Novogyne for Vivelle® and Vivelle-Dot® patches expired in January 2003. While the parties have continued to operate in accordance with certain of the supply agreement’s pricing terms, there is no assurance that the parties will continue to do so. Novogyne’s designation of a new supplier and approval of a new supply agreement would require the affirmative vote of four of the five members of Novogyne’s Management Committee. Since Noven appoints two members of Novogyne’s Management Committee, both Novartis and Noven must agree on Novogyne’s supplier.
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
     Novartis has advised Noven that Novartis has been named as a defendant in at least 25 lawsuits that include approximately 26 plaintiffs that allege liability in connection with personal injury claims allegedly arising from the use of HT patches distributed and sold by Novartis and Novogyne, including Noven’s Vivelle-Dot®, Vivelle®, and CombiPatch® products. Novogyne has been named as a defendant in one lawsuit in addition to the four lawsuits referenced above. Novartis has indicated that it will seek indemnification from Noven and Novogyne to the extent permitted by the agreements between and among Novartis, Novogyne and Noven. Novogyne’s aggregate limit under its claims-made insurance policy as of June 30, 2007 was $10.0 million. Novogyne has established reserves in the amount of $10.1 million with an offsetting insurance recovery of $7.8 million for expected defense and settlement expenses as well as for estimated future cases alleging use of Noven’s HT products. This accrual represents Novartis management’s best estimate as of June 30, 2007.
     Noven intends to defend all of the foregoing lawsuits vigorously, but the outcome of these product liability lawsuits cannot ultimately be predicted.
     In June 2007, Johnson-Matthey Inc. filed a complaint in the United States District Court, Eastern District of Texas against Noven alleging that Noven was infringing one of its patents through its manufacture and sale of Daytrana™. The plaintiff is seeking injunctions from further infringement and claiming compensatory and other damages in an unspecified amount. Noven intends to vigorously defend this lawsuit. In July 2007, Johnson-Matthey added Shire as a defendant to this lawsuit after Shire filed a declaratory judgment against Johnson-Matthey in the United States District Court, Eastern District of Pennsylvania.
     Noven is a party to other pending legal proceedings arising in the normal course of business, none of which Noven believes is material to its financial position, results of operations or cash flows.
12.	SUBSEQUENT EVENT:
     Noven announced on July 10, 2007 that it had agreed to acquire JDS, a privately-held specialty pharmaceutical company that currently markets two branded prescription psychiatry products through a targeted sales force and is advancing a pipeline of products in psychiatry and women’s health. Pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), dated July 9, 2007 by and among Noven, Noven Acquisition, LLC, a Delaware limited liability company and an indirect wholly owned subsidiary of Noven (“Merger Sub”), JDS, and Satow Associates, LLC, solely in its capacity as representative of the equity holders of JDS (the “Member Representative”), Merger Sub would merge with and into JDS (the “Merger”), with JDS continuing as the surviving company and as an indirect wholly owned subsidiary of Noven following the Merger. Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger, the outstanding equity interests of JDS will be converted into the right to receive an aggregate amount of $125.0 million in cash (the “Merger Consideration”). A portion of the Merger Consideration in an amount equal to $10.0 million will be placed in an escrow account from the effective time of the Merger until December 31, 2008 to satisfy post-closing indemnity claims by Noven in connection with the Merger Agreement, as well as certain expenses incurred by the Member Representative. In addition, Noven agreed to assume approximately $10.0 million in net non-contingent liabilities, and to pay to third parties up to $22 million in product development and sales milestones that could become due over the next five years if the milestones are achieved.
     The Merger is subject to a number of customary closing conditions, including, but not limited to, receipt of certain regulatory approvals of, and other third-party consents to, the Merger. As of June 30, 2007, Noven incurred approximately $1.2 million in direct costs related to the acquisition of JDS, which amounts are recorded as deferred acquisition cost and included in deposits and other assets on Noven’s balance sheet. If and when the transaction closes, Noven estimates incurring an aggregate $6.0 million in such direct costs. As of the date of this filing, Noven had incurred $2.6 million in direct costs related to the acquisition, which would be expensed immediately were the transaction terminated.
     Upon closing, Noven expects to record a significant one-time charge for purchased in-process research and development related to the allocated purchase price of acquired products in the development pipeline. The amount of this charge has not yet been determined, but it is expected to significantly exceed 50% of the transaction consideration. This charge will materially and adversely impact Noven’s financial results in the quarter of closing and for full-year 2007. In addition, beginning in the 2007 third quarter, Noven’s financial results will reflect significant amortization and other integration-related expenses associated with the JDS acquisition. The amount of these ongoing expenses is still under analysis.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following section addresses material aspects of our financial condition at June 30, 2007, and our results of operations for the three months ended June 30, 2007 (the “2007 Quarter”) and June 30, 2006 (the “2006 Quarter”), and the six months ended June 30, 2007 (the “2007 Period”) and June 30, 2006 (the “2006 Period”). The contents of this section include:
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
     This discussion should be read in conjunction with Noven’s financial statements for the three and six months ended June 30, 2007 and 2006 and the related notes included elsewhere in this Form 10-Q, as well as the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” from our Form 10-K.
Executive Summary
     The following Executive Summary is qualified in its entirety by the more detailed discussion and analysis of our financial condition and results of operations appearing in this Item 2 as well as in our financial statements and related notes included in this Form 10-Q.
     The financial highlights of the 2007 Quarter included sales growth for our lead products, significant improvement in our overall gross margin, and strong financial results by our Novogyne joint venture.
     For the 2007 Quarter, we reported net income of $7.6 million ($0.30 diluted earnings per share) compared to $3.3 million ($0.14 diluted earnings per share) for the 2006 Quarter. Net revenues for the 2007 Quarter increased 7% to $18.8 million, primarily reflecting increased Daytrana™ product sales to Shire.
     Our gross margin percentage for the 2007 Quarter was 38% compared to 11% in the 2006 Quarter. Gross margin in the 2006 Quarter was negatively affected by start-up and other expenses associated with the initial production of Daytrana, which was launched in the 2006 Quarter. Gross margin in the 2007 Quarter benefited from higher product revenues, higher facility utilization, and cost savings associated with a cost reduction program implemented in the third quarter of 2006.
     Research and development expenses for the 2007 Quarter increased $0.3 million to $3.2 million, primarily due to increased clinical research for developmental products. Marketing, general and administrative expenses were largely unchanged for the 2007 Quarter.
     We recognized $9.2 million in earnings from Novogyne in the 2007 Quarter, 36% higher than the $6.8 million recognized in the 2006 Quarter. Interest income increased $0.7 million compared to the 2006 Quarter.
     Novogyne’s net income for the 2007 Quarter was $18.9 million, a 35% increase over the 2006 Quarter. Novogyne’s net revenues for the 2007 Quarter were $36.1 million, up 18% from the

2006 Quarter, largely reflecting increased sales of Vivelle-Dot®. Novogyne’s quarterly gross margin percentage increased slightly to 78%. Novogyne’s selling, general and administrative expenses were largely unchanged quarter-to-quarter.
     At June 30, 2007, we had an aggregate $186.7 million in cash and cash equivalents and short-term investments, compared to $153.6 million at year-end 2006. This increase primarily reflected receipt of a $25.0 million milestone payment from Shire, the receipt of $11.0 million in distributions from Novogyne, and the receipt of $5.9 million in connection with the amphetamine transdermal system agreement with Shire, partially offset by tax payments of $14.1 million.
     Total prescriptions for Vivelle-Dot® increased 4% in the 2007 Quarter compared to the 2006 Quarter, and total prescriptions for Novogyne’s products, taken as a whole, increased 2%. By comparison, the overall United States HT market declined 7% over the same period. Total prescriptions for Daytrana™ decreased 6% in the 2007 Quarter compared to the quarter ended March 31, 2007, while prescriptions for ADHD stimulant therapies as a class decreased 4% for the same period. These declines reflect the completion of the school year during the 2007 Quarter.
     On July 9, 2007, we entered into an agreement to acquire JDS Pharmaceuticals, LLC (“JDS”) for approximately $125.0 million in cash payable at closing plus the assumption of approximately $10.0 million in net non-contingent liabilities. JDS is a privately-held specialty pharmaceutical company that currently markets two branded prescription psychiatry products through a targeted sales force and is advancing a significant pipeline of products in psychiatry and women’s health. The acquisition is a strategic transaction intended to provide us with a leveragable marketing and sales infrastructure and to broaden our development pipeline. Closing of the transaction is expected to occur in August 2007 upon expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act and satisfaction of other customary closing conditions.
Overview of Noven and Our Novogyne Joint Venture
     We develop and manufacture advanced transdermal patches and presently derive the majority of our revenues from sales of transdermal patches for use in menopausal HT. In the United States, our HT products are marketed and sold by Novogyne Pharmaceuticals, the joint venture that we formed with Novartis in 1998. Our business, financial position and results of operations are significantly dependent upon Novogyne and its marketing of our HT products in the United States. A discussion of Novogyne’s results of operations and their impact on our results can be found under the caption “—Results of Operations—Equity in Earnings of Novogyne.”
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
     Novartis is entitled to an annual $6.1 million preferred return from Novogyne, which has the effect of reducing our share of Novogyne’s income in the first quarter of each year. After the annual preferred return to Novartis, our share of Novogyne’s income increases as product sales increase, subject to a maximum of 49%. Our share of Novogyne’s income was $9.2 million and $6.8 million for the 2007 Quarter and the 2006 Quarter, respectively. The income we recognize from Novogyne is a non-cash item. Any cash we receive from Novogyne is in the form of cash distributions declared by Novogyne’s Management Committee. Accordingly, the amount of cash that we receive from Novogyne in any period is typically not the same as the amount of income we recognize from Novogyne for that period. For the 2007 Period and the 2006 Period, we received $11.0 million and $10.2 million, respectively, in distributions from Novogyne, which, excluding the $25.0 million received from Shire in 2007, accounted for a substantial portion of our net cash flows generated by operating activities for these periods. We expect that for the next several years a significant portion of our earnings will be generated through our interest in Novogyne and a significant portion of our cash flow will also be generated through our interest in Novogyne, as well as any additional milestone payments we may receive from Shire. Any failure by Novogyne to remain profitable or to continue to make distributions would have a material adverse effect on our results of operations and financial condition.
     The market for HT products, including transdermals, significantly declined in the years following the July 2002 publication of the WHI study that found adverse health risks associated with HT, and in current periods the market continues to decline. Comparing the 2007 Quarter to the 2006 Quarter, total prescriptions dispensed in the HT market in the United States decreased 7%. Comparing the same periods, aggregate prescriptions for our United States HT products increased 2%. Total prescriptions in the estrogen segment of the HT market in the United States decreased 8% comparing the same periods, while prescriptions for our Vivelle® line of products increased 3%. Vivelle-Dot®, which represented 88% of our total United States HT prescriptions in the 2007 Quarter, increased 4% from the 2006 Quarter. We believe that Vivelle-Dot® patch prescriptions have benefited from patient conversions from the original Vivelle® product (the predecessor product to Vivelle-Dot®), which represented 3% of our total United States prescriptions in the 2007 Quarter. Vivelle® is in the process of being discontinued in several jurisdictions where our advanced Vivelle-Dot® ET patch has gained acceptance. We ceased manufacturing of Vivelle® for the United States market at the end of 2006.
     United States prescriptions for our CombiPatch® product (which represented approximately 9% of our total United States HT prescriptions in the first quarter of 2007) decreased 10% from the 2006 Quarter to the 2007 Quarter, while prescriptions for the total United States market for fixed combination hormone therapy decreased 9%. The combination therapy arm of the WHI studies involved an oral combination estrogen/progestin product and, accordingly, the combination therapy segment of the HT market has experienced the most significant decline. Further decreases above expectations for our CombiPatch® product (whether as a result of the WHI studies, competition in the category or otherwise) could require Novogyne (which holds the CombiPatch® marketing rights) to record an impairment loss related to these marketing rights, which would adversely affect the results of operations of both Noven and Novogyne.
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
Daytrana™
     The DEA controls access to controlled substances, including methylphenidate, the active ingredient in Daytrana™. Manufacturers of products containing controlled substances must annually apply to the DEA for procurement quota in order to obtain these substances for manufacturing. At this time, we have received sufficient methylphenidate quota to meet expected Daytrana™ product orders from Shire for the remainder of 2007. No assurance can be given that we will receive sufficient quota in 2008 or any other future period. Given the DEA’s current approach to awarding controlled substance quota, we expect at any given time to have applications pending with the DEA for procurement quota (either annual or supplemental) that are likely to be critical to continued Daytrana™ production. Any shortage, delay or stoppage in the supply of the active methylphenidate ingredient could cause us to lose revenues or incur additional costs (including those related to expedited production), which could have an adverse effect on our results of operations in general and our gross margin in particular.
     We have received reports concerning difficulty removing the release liner from some Daytrana™ patches. During the first quarter of 2007, we implemented an enhanced release liner intended to make Daytrana™ easier to use. If Daytrana™ sales are materially impacted because of this issue, then Noven’s results of operations and financial condition would likely be adversely affected.
     In July 2007, the FDA completed an on-site inspection of our manufacturing facilities. At the completion of the inspection, we received a list of observations on Form 483. The majority of the observations in the Form 483 relate to the Daytrana™ patch and difficulties experienced by some patients in removing the release liner of the Daytrana™ patch, including certain product lots that utilize an enhanced release liner. We have submitted our response to the observations to the FDA. No assurance can be given that our response will be acceptable to the FDA or satisfactorily address the FDA’s concerns, and there can be no assurance that the FDA will not take regulatory action that could adversely affect our business, results of operations and financial position.
Amphetamine Transdermal System
     In addition to our agreements with Shire related to Daytrana™, in June 2004 we entered into an agreement with Shire for the development of a transdermal amphetamine patch for ADHD, and in July 2006, Noven and Shire amended this agreement. Under the amended agreement, Shire paid us a non-refundable $1.0 million in August 2006, in exchange for the option of purchasing, for an additional $5.9 million, the exclusive developmental rights to the product. The amended agreement further provided that we would perform certain early-stage development activities which were previously to be performed by Shire. We completed a Phase I clinical study for the product in March 2007. In June 2007, Shire exercised its option to acquire the exclusive development rights to the product and we received the $5.9 million option payment. This $5.9 million, as well as the initial $1.0 million received from Shire for the grant of the option, was included in deferred contract revenues on our balance sheet as of June 30, 2007. Shire has requested modifications to the patch formulation in order to align the amphetamine patch with Shire’s future direction in ADHD, and has agreed to pay us for our development efforts in this regard.
JDS Pharmaceuticals, LLC
     We announced on July 10, 2007 that we had agreed to acquire JDS, a privately-held specialty pharmaceutical company that currently markets two branded prescription psychiatry products through a targeted sales force and is advancing a pipeline of products in psychiatry and women’s health. Pursuant to the Merger Agreement dated July 9, 2007, Merger Sub would merge with and into JDS, with JDS continuing as the surviving company and as an indirect wholly owned subsidiary of Noven following the Merger. Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger, the outstanding equity interests of JDS will be converted into the right to receive an aggregate amount of $125.0 million in cash. A portion of the Merger Consideration in an amount equal to $10 million will be placed in an escrow account from the effective time of the Merger until December 31, 2008 to satisfy post-closing indemnity claims by Noven in connection with the Merger Agreement, as well as certain expenses incurred by the Member Representative. In addition, we agreed to assume approximately $10.0 million in net non-contingent liabilities, and to pay to third parties up to $22 million in product development and sales milestones that could become due over the next five years if the milestones are achieved.
     The Merger is subject to a number of customary closing conditions, including, but not limited to, receipt of certain regulatory approvals of, and other third-party consents to, the Merger. As of June 30, 2007, we have incurred approximately $1.2 million in direct costs related to the acquisition of JDS, which amounts are recorded as deferred acquisition costs and included in deposits and other assets on our balance sheet. If and when the transaction closes, we estimate incurring an aggregate $6.0 million in such direct costs. As of the date of this filing, we had incurred approximately $2.6 million in direct costs related to the acquisition, which would be expensed immediately were the transaction terminated.
     Upon closing, we expect to record a significant one-time charge for purchased in-process research and development related to the allocated purchase price of acquired products in the development pipeline. The amount of this charge has not yet been determined, but it is expected to significantly exceed 50% of the transaction consideration. This charge will materially and adversely impact our financial results in the quarter of closing and for full-year 2007. In addition, beginning in the 2007 third quarter, our financial results will reflect significant amortization and other integration-related expenses associated with our acquisition of JDS. The amount of these ongoing expenses is still under analysis. For a discussion of the potential risks and uncertainties associated with the JDS transaction, see Part II — Item 1A — “Risk Factors” of this Form 10-Q.

Results of Operations
Three and six months ended June 30, 2007 compared to the three and six months ended June 30, 2006
Revenues
     Total revenues for the three and six months ended June 30, 2007 and 2006 are summarized as follows (dollar amounts in thousands):

	Three Months			Six Months
	2007	2006	% Change	2007	2006	% Change
Product revenues — Novogyne:
Product sales	$4,804	$5,630	(15%)	$10,173	$8,717	17%
Royalties	1,899	1,658	15%	3,664	3,347	9%

	6,703	7,288	(8%)	13,837	12,064	15%
Product revenues — third parties:
Product sales	8,271	5,931	39%	16,684	9,731	71%
Royalties	88	85	4%	147	156	(6%)

	8,359	6,016	39%	16,831	9,887	70%

Total product revenues	15,062	13,304	13%	30,668	21,951	40%
Contract and license revenues:
Contract	29	404	(93%)	(101)	1,068	(109%)
License	3,748	3,839	(2%)	7,587	4,720	61%

	3,777	4,243	(11%)	7,486	5,788	29%

Net revenues	$18,839	$17,547	7%	$38,154	$27,739	38%

Net Revenues
     As described in more detail below, the 7% increase in net revenues for the 2007 Quarter as compared to the 2006 Quarter was primarily attributable to increased sales of Daytrana™ and Estradot®, partially offset by a decline in Vivelle-Dot® sales due to the timing of orders.
     As described in more detail below, the 38% increase in net revenues for the 2007 Period as compared to the 2006 Period was primarily attributable to increased sales of Daytrana™ and an increase in license revenue associated with that product. In addition, aggregate international product sales increased due to the timing of orders and higher minimum price reconciliation payments as compared to the 2006 Period. Aggregate sales to Novogyne increased primarily due to increased sales of Vivelle-Dot® samples.
Product Revenues — Novogyne
     Product revenues — Novogyne consists of our sales of Vivelle-Dot®/Estradot®, CombiPatch® and Vivelle® to Novogyne at a fixed price for product sampling and resale by Novogyne primarily in the United States as well as the royalties we receive as a result of Novogyne’s sales of Vivelle-Dot® and Vivelle®.
     The $0.6 million decline in product revenues from Novogyne for the 2007 Quarter as compared to the 2006 Quarter primarily related to a $1.0 million decline in unit sales of Vivelle-Dot®, partially offset by a $0.3 million increase in unit sales of CombiPatch®. The Vivelle-Dot® decline reflects a $1.2 million decline in trade product sales due to the timing of orders from Novogyne, partially offset by a $0.2 million increase in samples attributable to the timing of orders from Novogyne. The increase in

CombiPatch® is due to the timing of orders and not an increase in demand, as prescription trends continue to decline, which we believe is attributable to the ongoing effects of WHI and other studies on combination therapy products as well as the impact of a competitive product.
     The $1.8 million increase in product revenues from Novogyne for the 2007 Period as compared to the 2006 Period primarily related to a $1.5 million increase in samples of Vivelle-Dot® to Novogyne due to the timing of orders from Novogyne and a $0.3 million increase in royalties due to higher sales by Novogyne for the 2007 Period.
     As noted below under “Novogyne Net Revenues”, Novogyne sells its products to trade customers, including wholesalers, distributors and chain pharmacies and the timing of orders by trade customers is difficult to predict and can lead to significant variability in trade customers ordering patterns. As a result, there may be significant period-to-period variability in Novogyne’s ordering patterns from Noven.
Product Revenues — Third Parties
     Product revenues — third parties consists of sales of Estradot®, Estalis® and Menorest to Novartis Pharma at a price based on a percentage of Novartis Pharma’s net selling price (subject to certain minima) for resale primarily outside the United States and Japan, together with royalties generated from Novartis Pharma’s sales of Vivelle® and Estradot® in Canada. Product revenues — third parties also includes sales of Daytrana™ to Shire for commercial resale in the United States, which commenced in the 2006 Quarter.
     The $2.3 million increase in product revenues — third parties for the 2007 Quarter as compared to the 2006 Quarter primarily related to a $1.6 million increase in unit sales of Daytrana™ and a $0.8 million increase in unit sales of Estradot®. Daytrana™ product sales in the 2007 Quarter were $5.2 million compared to $3.6 million in the 2006 Quarter. The increase in Daytrana™ product sales was attributable to increased prescription demand as the product was initially launched in the 2006 Quarter. The increase in sales of Estradot® was attributable to the timing of orders from Novartis Pharma.
     The $6.9 million increase in product revenues — third parties for the 2007 Period as compared to the 2006 Period primarily related to $6.0 million increase in unit sales of Daytrana™ and a $0.8 million increase related to HT product pricing with Novartis Pharma. There were no Daytrana™ product sales in the first quarter of 2006, as the product was not launched until the 2006 Quarter. Daytrana™ product sales in the 2007 Period were $9.6 million compared to $3.6 million in the 2006 Period. The increase related to HT product pricing was primarily due to the recognition of a higher price adjustment payment received from Novartis Pharma in the 2007 Period compared to the 2006 Period.
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
     Contract revenues declined $0.4 million and $1.2 million for the 2007 Quarter and 2007 Period as compared to the 2006 Quarter and 2006 Period, respectively, reflecting a decline in contract work performed and a $0.3 million reversal in the first quarter of 2007 of contract revenues previously recognized relating to a change in estimate of work to be completed on a contract.

     License revenues were basically unchanged for the 2007 Quarter compared to the 2006 Quarter. License revenues increased $2.9 million for the 2007 Period compared to the 2006 Period and was mostly attributable to a $4.0 million increase in the recognition of deferred license revenues related to Daytrana™ due to the amortization of the $50.0 million approval milestone for two quarters in comparison to one quarter in the 2006 Period and amortization of the $25.0 million milestone triggered in the fourth quarter of 2006. These increases in the 2007 Period were partially offset by the recognition of $1.0 million in deferred license revenues related to one-time non-refundable payment from a third party for a license to certain of our patents that occurred in the 2006 Period.
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
     The allocation of overhead costs impacts our calculation of gross margins for each of our products. Overhead costs, which were in excess of $6.0 million and $12.0 million in the three and six months ended June 30, 2007, respectively, consist of salaries and benefits, supplies and tools, equipment costs, depreciation, and insurance costs. Overhead costs represent a substantial portion of our inventory production costs and the allocation of overhead among our various products requires us to make significant estimates that involve subjective and often complex judgments. Using different estimates would likely result in materially different results for Gross Margin — Novogyne and Gross Margin — Third Parties than are presented in the gross margin table below.
     Our gross margins for the three and six months ended June 30, 2007 and 2006 are summarized as follows (dollar amounts in thousands):

	Three Months		Six Months
	2007	2006	2007	2006

Overall Gross Margin:
Product revenues	$15,062	$13,304	$30,668	$21,951
Cost of products sold	9,314	11,887	18,241	18,027

Gross profit (product revenues	5,748	1,417	12,427	3,924
less cost of products sold)

Gross margin (gross profit as a percentage of product revenues)	38%	11%	41%	18%

	Three Months		Six Months
	2007	2006	2007	2006

Gross Margin Novogyne:
Product revenues	$6,703	$7,288	$13,837	$12,064
Cost of products sold	3,285	4,459	6,244	6,602

Gross profit (product revenues	3,418	2,829	7,593	5,462
less cost of products sold)

Gross margin (gross profit as a percentage of product revenues)	51%	39%	55%	45%

	Three Months		Six Months
	2007	2006	2007	2006
Gross Margin Third Parties:
Product revenues	$8,359	$6,016	$16,831	$9,887
Cost of products sold	6,029	7,428	11,997	11,425

Gross profit/(loss) (product revenues	2,330	(1,412)	4,834	(1,538)
less cost of products sold)

Gross margin/(loss) (gross profit as a percentage of product revenues)	28%	(23%)	29%	(16%)

     In general, our sales of HT products to Novogyne for resale in the U.S. have a higher gross margin than our other products, reflecting favorable pricing, larger production orders and other factors. Our sales of HT products to Novartis Pharma for resale in international markets generally have a lower gross margin than sales of HT products sold to Novogyne due to, among other things, unfavorable pricing environments in foreign markets, and smaller production orders. Our gross margin on product sales of Daytrana™ to Shire has improved since launch of the product in the 2006 Quarter, reflecting our efforts to reduce production costs and inefficiencies and the impact of our cost reduction program initiated in the third quarter of 2006.
     As noted in the tables above, Overall Gross Margin improved significantly in both the 2007 Quarter and in the 2007 Period as compared to the similar periods in 2006. During the 2006 Quarter, our Overall Gross Margin was materially and adversely affected by a negative gross margin on product sales of Daytrana™ (i.e. the costs we incurred to produce the product were greater than the revenues we realized from the sales of that product). The negative Daytrana™ gross margin resulted primarily from start-up expenses associated with commencing production of Daytrana™, and production inefficiencies including lower than desired yields and increased costs associated with meeting critical launch timelines. To a lesser extent, Overall Gross Margin in the 2006 Quarter was also negatively affected by increased personnel and other resources dedicated to quality control in our HT operations and by lower production volume in our HT business due to the timing of orders.
     Overall Gross Margin in the 2007 Quarter and the 2007 Period benefited from significantly higher product revenues, primarily due to Daytrana™ sales; higher facility utilization, which contributed to improved overhead absorption; and cost savings associated with our cost reduction program that we implemented in the third quarter of 2006 to reduce costs and improve operating efficiency. It also benefited from a $0.3 million and $0.8 million increase in price reconciliation payments relating to international sales of our HT products for the 2007 Quarter and in the 2007 Period in comparison to the same periods in 2006, respectively. These payments increase product revenues without increasing costs.
     We sell Daytrana™ finished product to Shire at a fixed cost, so our profit on product sales of Daytrana™ depends on our ability to manufacture the product efficiently and to fully utilize our facilities. For the 2007 Quarter, Daytrana™ product revenues were $5.2 million, and cost of products sold related to Daytrana™ was $3.9 million, resulting in a gross margin on Daytrana™ production of 25%. This is a significant improvement from the negative gross margin we reported for the 2006 Quarter and we continue to work to improve the profitability of Daytrana™ production and to improve facility utilization, but we cannot assure that we will be successful.
     In light of the several factors discussed above which impact our Overall Gross Margin, we do not believe that our reported gross margin for the 2007 Quarter is predictive of our expected gross margin for the remaining quarters in 2007. In particular, variations in product revenues and production volumes, as well as the timing and amount of methylphenidate quota that we may receive, could materially affect our gross margin in future periods. In addition, facility utilization is highly dependent on production volumes, which may vary based on customer ordering patterns and other factors. Our expectations for future gross margin performance are addressed under “Outlook” below.

Operating Expenses
     Operating expenses for the three and six months ended June 30, 2007 and 2006 are summarized as follows (dollar amounts in thousands):

	Three Months			Six Months
	2007	2006	% Change	2007	2006	% Change

Research and development	$3,185	$2,890	10%	$6,651	$6,372	4%

Marketing, general and administrative	5,709	5,638	1%	11,130	10,376	7%
Research and Development
     Research and development expenses include costs associated with, among other things, product formulation, pre-clinical testing, clinical research and studies, regulatory and medical affairs, production for clinical and regulatory purposes, production related development engineering for developmental products, and the personnel associated with each of these functions. The $0.3 million increase in research and development expenses for the 2007 Quarter as compared to the 2006 Quarter was primarily attributable to a $0.6 million increase in clinical research costs partially offset by $0.2 million decline in development engineering related to Daytrana™ and other products. The $0.3 million increase in research and development expenses for the 2007 Period as compared to the 2006 Period was primarily due to a $0.9 million increase in clinical research costs and a $0.2 million increase in personnel costs, partially offset by a $0.6 million decline in development engineering related to Daytrana™ and other products.
Marketing, General and Administrative
     Marketing, general and administrative expenses were unchanged for the 2007 Quarter as compared to the 2006 Quarter. Marketing, general and administrative expenses for the 2007 Period as compared to the 2006 Period increased $0.8 million. This increase was primarily attributable to a $0.4 million increase in salary and related benefits and a $0.3 million increase in stock-based compensation expense.
Other Income and Expenses
Interest Income
     Interest income increased $0.7 million and $1.7 million for the 2007 Quarter and the 2007 Period as compared to the 2006 Quarter and the 2006 Period, respectively. These increases were primarily attributable to an increase in cash available for investment due to our receipt from Shire of milestone payments of $50.0 million in April 2006 and $25.0 million in March 2007.
Income Taxes
     Our effective tax rate was approximately 36% and 34% for the 2007 Period and the 2006 Period, respectively. The increase in our effective tax rate for the 2007 Period as compared to the 2006 Period related primarily to a higher percentage of our income that was subject to state income taxes.

     The provision for income taxes is based on the Federal statutory and state income tax rates. Net deferred income tax assets are measured using the average graduated tax rate for the estimated amount of annual taxable income in the years that the liability is expected to be settled or the asset recovered. The effect of adjusting the expected tax rate related to the net deferred income tax assets is included in the provision for income taxes. As of June 30, 2007, we had a net deferred tax asset of $19.4 million. If and when the JDS acquisition closes, our deferred tax asset is expected to significantly increase as a result of the expected one-time charge for purchased in-process research and development related to the allocated purchase price of acquired products in the development pipeline which is not immediately deductible for income tax purposes. Realization of this deferred tax asset depends upon the generation of sufficient future taxable income. Although realization is not assured, we believe it is more likely than not that the deferred income tax asset will be realized based upon estimated future taxable income.
Equity in Earnings of Novogyne
     We share in the earnings of Novogyne according to an established formula after satisfaction of an annual preferred return of $6.1 million to Novartis. Our share of Novogyne’s earnings (a non-cash item) increases as Novogyne’s product sales increase, subject to a cap of 49%. Novogyne earned sufficient income in the first quarter of each of 2007 and 2006 to meet Novartis’ annual preferred return for those periods and for us to recognize earnings from Novogyne under the formula. We report our share of Novogyne’s earnings as “Equity in earnings of Novogyne” in our unaudited statements of operations.
     The financial results of Novogyne for the three and six months ended June 30, 2007 and 2006 are summarized as follows (dollar amounts in thousands):

	Three Months			Six Months
	2007	2006	% Change	2007	2006	% Change
Gross revenues[1]	$42,915	$35,665	20%	$80,208	$72,934	10%
Sales allowances	6,837	3,546	93%	10,999	7,339	50%
Sales returns allowances	(60)	1,487	(104%)	(9)	3,383	(100%)

Sales and returns allowances	6,777	5,033	35%	10,990	10,722	2%

Net revenues	36,138	30,632	18%	69,218	62,212	11%
Cost of sales	7,795	7,162	9%	14,842	14,683	1%

Gross profit	28,343	23,470	21%	54,376	47,529	14%
Gross margin percentage	78%	77%		79%	76%
Selling, general and administrative expenses	9,579	9,596	(0%)	19,712	18,753	5%

Income from operations	18,764	13,874	35%	34,664	28,776	20%
Interest income	165	162	2%	497	314	58%

Net income	$18,929	$14,036	35%	$35,161	$29,090	21%

Noven’s equity in earnings of Novogyne	$9,174	$6,762	36%	$14,077	$11,089	27%

[1]	Novogyne’s gross revenues, which are calculated by adding sales allowances and sales returns allowances to net revenues, are discussed in this section because Noven’s management believes it is a useful measure to evaluate and compare Novogyne’s sales period to period in light of the significant historic fluctuations in Novogyne’s sales allowances and returns.

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
     Novogyne’s gross revenues increased $7.3 million for the 2007 Quarter as compared to the 2006 Quarter. By product, Vivelle-Dot®, Estradot® and CombiPatch® increased $6.6 million, $0.4 million and $0.3 million, respectively. The $6.6 million Vivelle-Dot® increase consisted of a $4.2 million increase related to pricing and a $2.4 million increase in unit sales due to increased product demand and to the timing of orders. The increase in Estradot® sales to an affiliate of Novartis Pharma in Canada was attributable to the timing of orders. The increase in CombiPatch® was attributable to a $0.5 million increase related to pricing, partially offset by a $0.2 million decline in unit sales as a result of the continuing decline in the market for combination therapies as well as the impact of a competitive product.
     Novogyne’s gross revenues increased $7.3 million for the 2007 Period as compared to the 2006 Period. By product, Vivelle-Dot® increased $8.0 million while Estradot® and CombiPatch® declined $0.4 million and $0.3 million, respectively. The $8.0 million Vivelle-Dot® increase consisted of a $5.9 million increase related to pricing and a $2.1 million increase in unit sales due to increased product demand and to the timing of orders. The decline in Estradot® sales to an affiliate of Novartis Pharma in Canada was attributable to the timing of orders. The decline in CombiPatch® was attributable to a $0.9 million decline in unit sales as a result of the continuing decline in the market for combination therapies as well as the impact of a competitive product. This CombiPatch® decline was partially offset by a $0.6 million increase related to pricing.
     Sales allowances consist of chargebacks, Medicaid rebates, managed healthcare rebates, cash discounts and other allowances, which tend to fluctuate based on changes in gross revenues. These sales allowances were 16% and 10% of gross revenues for the 2007 Quarter and the 2006 Quarter, respectively. For the 2007 Period and the 2006 Period, these sales allowances were 14% and 10%, respectively. The increase in sales allowances were attributable to increases in actual managed healthcare rebates and cash discounts and allowances related to price increases that took effect in the 2007 Quarter.
     Sales returns allowances consist of allowances for returns of expiring product. The activity for sales returns allowances for the three and six months ended June 30, 2007 and 2006 was as follows:

	Three Months		Six Months
	2007	2006	2007	2006

Changes in allowances for returns primarily of expiring product	$(60)	$1,487	$(9)	$3,383

Actual returns primarily for expiring product	$(645)	$(1,149)	$(1,474)	$(2,320)

     The decrease in allowances for returns of expiring product for the three and six months ended June 30, 2007 was primarily related to lower actual returns of CombiPatch® as compared to the same period in the prior year. The higher returns of CombiPatch® in the prior period primarily relates to returns of a superseded packaging configuration.

Novogyne Gross Margin
     Novogyne’s gross margin was unchanged for the 2007 Quarter compared to the same period of the prior year as higher pricing was partially offset by higher aggregate sales and returns allowances as a percentage of revenue.
     The 3% gross margin increase for the 2007 Period as compared to the 2006 Period was primarily related to higher pricing, especially for Vivelle-Dot®, and to a lesser extent an aggregate decrease in sales returns allowances as a percentage of revenues.
Novogyne Selling, General and Administrative Expenses
     Novogyne’s selling, general and administrative expenses were unchanged for the 2007 Quarter as compared to the 2006 Quarter as a $0.5 million decline in HT litigation expenses was partially offset by a $0.4 million increase in sales, marketing and advertising expenses.
     Novogyne’s selling, general and administrative expenses increased $1.0 million for the 2007 Period as compared to the 2006 Period due to a $1.5 million increase in sample expenses due to the timing of sample orders by Novogyne. Novogyne’s policy is to immediately expense samples when shipped from Noven. In addition, sales, marketing and advertising expenses increased $0.3 million. These increases were offset by a $0.8 million decline in HT litigation expenses.
Liquidity and Capital Resources
     As of June 30, 2007 and December 31, 2006, we had the following (amounts in thousands):

	June 30, 2007	December 31, 2006

Cash and cash equivalents	$5,403	$9,144
Short-term investments	181,256	144,455
Working capital	214,453	180,821
     Cash provided by (used in) operating, investing and financing activities for the six months ended June 30, 2007 and 2006 is summarized as follows (amounts in thousands):

	Six Months
	2007	2006

Cash flows:
Operating activities	$33,579	$45,405
Investing activities	(40,175)	(101,766)
Financing activities	2,855	967
Operating Activities
     Net cash provided by operating activities for the 2007 Period primarily resulted from our receipt of a $25.0 million milestone payment from Shire, our receipt of $11.0 million in distributions from Novogyne, and our receipt of $5.9 million in connection with the amphetamine transdermal system agreement with Shire. These amounts were partially offset by changes in working capital due to the timing of certain payments, including $14.1 million in tax payments, $2.6 million in compensation and related liabilities and $2.4 million related to insurance.

     Net cash provided by operating activities for the 2006 Period primarily resulted from our receipt of $50.0 million related to the Daytrana™ approval and $10.2 million in cash distributions from Novogyne. These amounts were partially offset by changes in working capital due to the timing of certain payments, including those related to insurance, compensation and related liabilities and payments to Shire for clinical trial costs incurred in connection with obtaining Daytrana™ regulatory approval.
Investing Activities
     Noven invested a portion of its cash in short-term investments, which primarily consist of investment grade, asset backed, variable rate debt obligations and municipal auction rate securities, which are categorized as available-for-sale under the provisions of SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities”.
     Net cash used in investing activities for the 2007 Period was primarily attributable to $36.9 million in net purchases of short-term investments, $1.4 million in equipment purchases to support operations and expansion of administrative offices and $1.2 million in acquisition costs related to JDS.
     Net cash used in investing activities for the 2006 Period was primarily attributable to $96.8 million in net purchases of short-term investments, as well as the purchase of $4.4 million in fixed assets to expand production capacity for future products.
Financing Activities
     Net cash provided by financing activities for the six months ended June 30, 2007 and 2006 was primarily attributable to $2.5 million and $0.8 million, respectively, received in connection with the issuance of common stock from the exercise of stock options. In addition, the six months ended June 30, 2007 and 2006 benefited from $0.4 million and $0.2 million in excess tax deductions from the exercise of stock options, respectively.
Short-Term and Long-Term Liquidity
     Our principal sources of short-term liquidity are existing cash, cash generated from product sales, fees and royalties under development and license agreements and distributions from Novogyne. For the 2007 Period, a significant portion of our income before income taxes was comprised of equity in earnings of Novogyne and the recognition of deferred license revenue, both of which are non-cash items. Accordingly, our net income may not be reflective of our short-term liquidity.
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
     As discussed above, in July 2007, we agreed to acquire JDS for approximately $125.0 million in cash payable at closing plus the assumption of approximately $10.0 million in net non-contingent liabilities. In addition, we agreed to pay to third parties up to $22 million in product development and sales milestones that could become due over the next five years if the milestones are achieved. We intend to fund the purchase price and related transaction expenses from our existing cash and short-term investments, which at June 30, 2007 aggregated approximately $187 million. In addition, we expect to increase our research and development expense in the 2007-2009 timeframe by up to an aggregate $30 million related to the development of JDS products, including an estimated $6 million in the second half of 2007. These amounts are in addition to our expected research and development expense for our existing programs during the same periods. We expect to fund the additional research and development expenses from our existing cash and short-term investments as well as the sources of funds described above.

     We currently have no long-term debt. To the extent the sources of funds described above together with our existing cash and short-term investments are insufficient to fund our operations, including our anticipated increased research and development expenses, we would expect to rely on debt financing as a source of liquidity.
     Our liquidity is also dependent on our receipt from Shire of milestones payments related to our Daytrana™ patch. In April 2006, we received a $50.0 million milestone payment from Shire as a result of the final marketing approval of Daytrana™ by the FDA. Shire’s net sales of Daytrana™ exceeded the threshold for the first sales milestone in the fourth quarter of 2006 and, accordingly, we received a $25.0 million payment from Shire in the first quarter of 2007. Shire’s net sales of Daytrana™ exceeded the threshold for the second sales milestone in the second quarter of 2007 and, accordingly, we expect to receive a $25.0 million payment from Shire in connection with this milestone. We may also earn an additional $25.0 million milestone payment upon Shire’s achievement of $75.0 million in annual net sales of Daytrana™; however, there is no assurance that this milestone will be met. Shire commercially launched the product in June 2006. For the 2007 Period, we paid an aggregate $14.1 million in taxes, the majority of which relate to the $50.0 million milestone. We expect to continue to make tax payments on the $50.0 million milestone for the remainder of 2007 and into early 2008 and the majority of the income taxes related to the first and second milestones are expected to be paid in 2008 and into early 2009.
     In July 2007, the FDA completed an on-site inspection of our manufacturing facilities. At the completion of the inspection, we received a list of observations on Form 483. The majority of the observations in the Form 483 relate to the Daytrana™ patch and difficulties experienced by some patients in removing the release liner of the Daytrana™ patch, including certain product lots that utilize an enhanced release liner. We have submitted our written response to the observations to the FDA. No assurance can be given that our response will be acceptable to the FDA or satisfactorily address the FDA’s concerns, and there can be no assurance that the FDA will not take regulatory action that could adversely affect our business, results of operations and financial position.
     Our liquidity for the 2007 Period benefited from $2.5 million received as the exercise price paid by option holders in connection with their exercise of employee stock options. This amount can be expected to fluctuate from period to period depending on the performance of Noven’s stock and equity award exercises. Beginning on January 1, 2006, we began granting SSARs to employees and restricted stock to non-employee directors in lieu of stock options. These types of awards do not provide cash to us upon their exercise.
     Capital expenditures were $1.4 million for the 2007 Period. We expect to fund our foreseeable capital expenditures from our existing cash and short-term investments. As a general matter, we believe that we have sufficient liquidity available to meet our operating needs and anticipated short-term capital requirements.
     If our products under development are successful, we expect that our cash requirements will increase to fund plant and equipment purchases to expand production capacity. For our long-term operating needs, we intend to utilize funds derived from the above sources, as well as funds generated through sales of products under development or products that we may license or acquire from others, including those acquired as part of our proposed acquisition of JDS. We expect that such funds will be comprised of payments received pursuant to future development and licensing arrangements, as well as direct sales of our own products. If such funds are not sufficient to fund plant and equipment purchases to expand production capacity, we may rely on debt financing to fund such expansion.

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
     In addition to the acquisition of JDS, our strategic plan includes the acquisition of one or more products, technologies or businesses that we believe may be complementary to our business, including the psychiatry franchise we expect to acquire through the JDS transaction. We expect to draw upon our existing cash and short-term investments to fund all or a portion of these potential strategic acquisitions. To the extent our existing cash and short-term investments are insufficient to fund any potential acquisitions, we may be required to seek debt financing or to issue equity or debt securities. If we ultimately are able to finance all or any portion of an acquisition through debt financing or debt securities we would be required to devote funds to service and ultimately repay such debt and could be subject to financial or operational covenants that could limit or hinder our ability to conduct our business.
     To the extent that we may seek debt or equity financing, no assurance can be given that alternative financing will be available, if at all, in a timely manner, or on favorable terms. If we are unable to obtain satisfactory alternative financing, we may be required to delay or reduce our proposed expenditures, including expenditures for research and development, plant and equipment and strategic acquisitions, in order to meet our future cash requirements.
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
Accounting for Uncertainty in Income Taxes
     On January 1, 2007, we adopted the provisions of, and began accounting for uncertainty in income taxes in accordance with FIN 48. This interpretation requires companies to determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. Under FIN 48 an enterprise cannot recognize a tax benefit for a tax position that is not likely to be sustained. The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures. Interpretations and guidance surrounding income tax laws and regulations change over time. As a result, changes in our subjective assumptions, estimates and judgments can materially affect amounts recognized in our financial statements. See Note 8 to the condensed consolidated financial statements, “Accounting for Uncertainty in Income Taxes” for additional information on our uncertain tax positions.

Recent Accounting Pronouncements
     In February 2007, the FASB issued SFAS 159. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value and applies to all entities, including not-for-profit organizations. Most of the provisions of this statement apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities with available-for-sale and trading securities. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, “Fair Value Measurements.” We are assessing the impact of adopting SFAS 159 and the impact it may have on Noven’s results of operations and financial condition.
Outlook
     A summary of our current financial guidance is provided below. Our guidance includes certain items related to the expected impact on our financial results of our acquisition of JDS, which is expected to close in August 2007. This forward-looking information is based on our current assumptions and expectations, many of which are beyond our control to achieve. In particular, for purposes of this guidance we have assumed, among other things, that during the remainder of 2007 there will not be any material:
•	acquisitions of products, companies, or technologies or other transactions (other than the proposed acquisition of JDS);

•	changes in Noven’s or Novogyne’s accounting or accounting principles or any of the estimates or judgments underlying our critical accounting policies;

•	regulatory or technological developments;

•	changes in the supply of, demand for, or distribution of our products (including any changes resulting from competitive products, product recalls, or new study results);

•	negative actions with respect to our applications for methylphenidate quota or other disruptions in supplies of raw materials;

•	changes in our business relationships/collaborations; or

•	changes in the economy or the health care sector generally.
     Financial guidance is inherently uncertain. Accordingly, we cannot assure that we will achieve results consistent with this guidance, and our actual financial results could differ materially from the expected results discussed below. For a discussion of certain factors that may impact our actual financial results for the periods referenced, including additional risks and uncertainties related to our acquisition of JDS, readers should carefully consider the risks, uncertainties and cautionary factors discussed in Part I — Item 1A of our Form 10-K, as supplemented by Part II — Item 1A — “Risk Factors” of the quarterly reports on Form 10-Q filed in 2007, as well as other reports filed from time to time with the Securities and Exchange Commission.
     Daytrana™. We expect our product sales of Daytrana™ to Shire for full-year 2007 to be in the $18 million range, subject to, among other things, demand for the product. During 2006, we received a $50.0 million milestone payment from Shire relating to the final marketing approval of Daytrana™ by the FDA. In the fourth quarter of 2006, the first of three potential $25.0 million Daytrana™ sales milestones was met, resulting in the payment of $25.0 million from Shire to us in the first quarter of 2007. In the 2007 Quarter, the second $25.0 million Daytrana™ sales milestone was met, and we expect to receive payment of $25.0 million from Shire in the 2007 third quarter. We expect to defer and recognize the approval milestone and all sales milestones as license revenues on a straight-line basis, beginning on the date the milestone is achieved through the first quarter of 2013, which is our current best estimate of the end of the useful economic life of the product. Reflecting the impact of this recognition schedule, we expect license revenues to increase substantially in 2007 compared to 2006.

     HT Product Revenues. Given customer orders, prescription trends and other factors, we expect Noven’s global HT product revenues for full-year 2007 to approximate 2006 levels.
     Gross Margin — Transdermal Operations. Since the launch of Daytrana™ in the second quarter of 2006, we have worked to reduce costs and improve yields, and we reported significant improvement in our quarterly overall gross margin percentage since the second quarter of 2006. For full-year 2007, we are targeting an overall gross margin in the 35% range for our transdermal operations, subject to a variety of factors, some of which are not within our control. These factors include production volumes for Daytrana™ and our other products, our ability to effectively coordinate production between Daytrana™ and our HT products to improve facility utilization, and our ability to improve yields. These same factors could cause our gross margin related to our transdermal operations in any particular quarter to vary significantly.
     Research and Development Expense. We expect our research and development expense associated with our transdermal product pipeline in 2007 to approach $16.0 million, depending on our ability to advance certain development projects into human clinical studies during 2007.
     Marketing, General and Administrative Expense. We expect our marketing, general and administrative expense associated with our transdermal operations to increase in 2007 in the 5% range over 2006 levels.
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
     Novogyne. Based on current prescription trends and other factors, we expect Novogyne’s full year 2007 net revenues to increase in the 5%-10% range compared to 2006 levels, and we expect Novogyne’s net income to increase in the 10%-15% range compared to 2006 levels.
     Tax Matters. We estimate that our effective tax rate for full-year 2007 will be in the 35% range.
     Capital Expenditures. We expect our capital expenditures for full-year 2007 to be approximately in line with 2006 levels.
     JDS — Related Guidance. Assuming the acquisition of JDS closes as expected in August 2007, in the second half of 2007, we expect to report:
•	aggregate product revenues from sales of JDS’s Pexeva® and Lithobid® products in the $11 million range;
•	research and development expense associated with the products in the JDS development pipeline in the $6 million range; and

•	selling, general and administrative expenses associated with JDS’s operations in the $10 million range, which expenses should be largely offset by expected gross profit from Pexeva® and Lithobid®, excluding amortization and integration-related expenses associated with the JDS acquisition.
     In addition, assuming the JDS acquisition closes in August 2007, we expect to record a significant one-time charge in the 2007 third quarter for purchased in-process research and development related to the allocated purchase price of acquired products in the JDS development pipeline. The amount of this charge has not yet been determined, but it is expected to significantly exceed 50% of the transaction consideration. This charge will materially and adversely impact our financial results for the 2007 third quarter, and our financial results will reflect the impact of significant amortization and other integration-related expenses associated with our acquisition of JDS. The amount of these ongoing expenses is still under analysis.
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
     In addition to the HT cases previously disclosed in our filings with the Securities and Exchange Commission, Novartis has advised us that Novartis has been named as a defendant in at least 25 lawsuits that include approximately 26 plaintiffs that allege liability in connection with personal injury claims allegedly arising from the use of HT patches distributed and sold by Novartis and Novogyne, including our Vivelle-Dot®, Vivelle®, and CombiPatch® products. Novartis has indicated that it will seek indemnification from Noven and Novogyne to the extent permitted by the agreements between and among Novartis, Novogyne and Noven.
     We intend to defend all of the foregoing lawsuits vigorously, but the outcome of these product liability lawsuits cannot ultimately be predicted.
     In June 2007, Johnson-Matthey Inc. filed a complaint in the United States District Court, Eastern District of Texas against us alleging that we were infringing one of its patents through our manufacture and sale of Daytrana™. The plaintiff is seeking injunctions from further infringement and claiming compensatory and other damages in an unspecified amount. We intend to vigorously defend this lawsuit. In July 2007, Johnson-Matthey added Shire as a defendant to this lawsuit after Shire filed a declaratory judgment against Johnson-Matthey in the United States District Court, Eastern District of Pennsylvania.
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

We may not close the JDS acquisition in a timely manner or at all.
     While we currently expect to close the JDS transaction in August 2007, we may fail to close or suffer a significant delay in closing for any reason, including but not limited to failure or delay by either party to satisfy the closing conditions in the merger agreement, the occurrence of any event, change or other circumstances that could give rise to the termination of the merger agreement, or the failure to obtain regulatory approvals required for the transaction. The required regulatory approvals may delay the transaction or result in the imposition of conditions which could have a material adverse effect on us or otherwise cause the parties to abandon the transaction. If we do not close the JDS transaction, we would be required to immediately expense all direct costs incurred related to the transaction upon termination of the merger agreement or abandonment of the transaction.
We may not realize the expected benefits of our proposed acquisition of JDS.
     We may be unable to take advantage of the opportunities that we expect to obtain from the JDS acquisition. We cannot be certain of the future success of JDS’s current products and, more importantly, those in its pipeline. The potential success of a new pharmaceutical product is subject to many risks, including but not limited to:
•	the failure of ongoing and planned clinical trials and the risk that results from early-stage clinical trials may not be indicative of results in later-stage trials;

•	the unproven safety and efficacy of products under development;

•	the difficulty of predicting FDA approvals, including the timing of approval and that approval may not be granted at all;

•	while FDA approval may be granted, the possibility that any expected period of exclusivity may not be realized and that we may not be able to produce commercially viable quantities;

•	the difficulty of predicting acceptance and demand for new pharmaceutical products;

•	the impact of competitive products and pricing;

•	the possibility that any product launch may be delayed or that product acceptance may be less than anticipated;

•	the possibility that patent applications may not result in issued patents, and that issued patents may not be enforceable or could be invalidated;

•	the commercial markets that we intend to enter with new products may not develop in the manner or to the extent that we anticipate; and

•	the potential negative impact of competitive responses to our sales, marketing and strategic efforts.
Any of the above factors may have a material adverse effect on our business, financial position and results of operations.

We expect to record a significant loss in the reporting period that we close the JDS acquisition due to a one-time charge for purchased in-process research and development.
Upon closing the JDS transaction, we expect to record a significant one-time charge for purchased in-process research and development related to the allocated purchase price of acquired products in JDS’s development pipeline. The amount of this charge has not yet been determined, but it is expected to significantly exceed 50% of the transaction consideration. This charge will materially and adversely impact our financial results in the quarter of closing and for full-year 2007.
Our proposed acquisition of JDS is expected to dilute our earnings for an undetermined period of time.
Following the closing of the proposed JDS transaction, our financial results will reflect significant amortization and other ongoing integration-related expenses associated with our acquisition of JDS. The amount of these ongoing expenses is still under analysis. In addition, we will have significant increases in our research and development expenses for an extended period of time as we continue development of the products in JDS’s pipeline. No assurance can be given as to the future success of the products in JDS’s pipeline and as to whether we will be able to recover our initial and ongoing investment in JDS and its products.
Our proposed acquisition of JDS may expose us to unexpected costs and liabilities.
Our proposed acquisition of JDS entails an inherent risk that we could become subject to contingent or other liabilities, including liabilities arising from events or conduct pre-dating the acquisition. While the owners of JDS have agreed in the merger agreement to indemnify us for certain breaches of covenants, warranties and representations, our right to indemnity is limited to a maximum of $10 million and subject to time and other restrictions. These indemnification obligations may be inadequate to fully address any costs or damages we may incur, and any such costs or damages may have a material adverse effect on our business, financial position and results of operations. We may also incur significantly greater expenditures in integrating JDS than we had anticipated.
Our proposed acquisition of JDS will result in a substantial increase in our intangible assets, which will subject us to the risk of impairment charges.
Our balance sheet includes intangible assets in the form of patent development costs. Upon closing the acquisition of JDS, intangible assets and goodwill will be a significant portion of our total assets. We are required to test our intangible assets, including our goodwill, for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the asset might be impaired. If after testing the intangible assets and goodwill, we determine that these assets are impaired, then we would be required to write-down the impaired asset to fair value in the period when the determination is made. Such a write-down could have a material adverse effect on our results of operations.
We may not successfully integrate JDS into our existing business, or such integration may be more costly or more difficult than expected.
The proposed JDS acquisition involves the integration of companies that have previously operated independently, which is a complex, costly and time-consuming process. In addition, this is the first time that we have undertaken an acquisition of this size. The difficulties of combining the companies’ operations include, among other things:
•	retaining key customer and vendor relationships;

•	the necessity of coordinating geographically disparate organizations, systems and facilities;

•	consolidating corporate and administrative functions and eliminating redundancies;

•	limiting the diversion of management resources necessary to facilitate the integration;

•	implementing compatible information and communication systems, as well as common operating procedures;

•	creating compatible financial controls and comparable human resource management practices;

•	expenses of any undisclosed or potential legal liabilities;

•	preserving, and preventing disruption of, the important contractual and other relationships of each company; and

•	assimilating and retaining employees with diverse business backgrounds.
The successful integration of JDS’s business will require us to take on new functions (such as commercial distribution and managed care) with which we do not have significant experience. Consistent with JDS’s current practice, we intend to outsource many of these functions to third parties. No assurance can be given that we will be successful in our efforts to develop or oversee these new capabilities in our business.
The process of integrating operations could cause an interruption of the activities of our business (including the operations of JDS’s business) and the loss of key personnel. The diversion of management’s attention, any delays or difficulties encountered in connection with the business combination and the integration of the companies’ operations or the costs associated with these activities could have a material adverse effect on our business, financial position and results of operations. There is no assurance that we can successfully integrate JDS’s business with our operations, that we will otherwise succeed in operating JDS’s business and continue the development of its products or that the financial results of the combined companies will meet or exceed the financial results that we would have achieved without the acquisition.
Item 4. Submission of Matters to a Vote of Security Holders
     The following proposals were approved at our Annual Meeting of Stockholders held on May 18, 2007:
1.	Election of the Board of Directors:

	For	Withheld
Sidney Braginsky	21,347,632	516,980
John G. Clarkson, M.D.	21,581,662	282,950
Donald A. Denkhaus	21,796,633	67,979
Pedro P. Granadillo	21,582,662	281,950
Robert G. Savage	21,582,862	281,750
Robert C. Strauss	21,488,579	376,033
Wayne P. Yetter	21,621,036	243,576
2.	Proposal to approve an amendment to the Noven Pharmaceuticals, Inc. 1999 Long-Term Incentive Plan:

For	Against	Abstained	Broker Non-Vote
17,507,033	1,034,299	14,068	3,309,212

3.	Proposal to approve the material terms of the performance goals under the Noven Pharmaceuticals, Inc. 1999 Long-Term Incentive Plan:

For	Against	Abstained	Broker Non-Vote
18,105,560	435,796	14,044	3,309,212
4.	Proposal to ratify and approve appointment of Deloitte & Touche LLP as the independent accountants for 2007:

For	Against	Abstained	Broker Non-Vote
21,551,284	298,368	14,467	493
Item 5. Other Information
     The following executive officers have currently effective trading plans intended to comply with the guidelines specified in Rule 10b5-1 under the Securities Exchange Act of 1934: Eduardo A. Abrao, Diane M. Barrett, Jeffrey F. Eisenberg and W. Neil Jones. Other Noven executive officers (as well as Noven employees) may adopt Rule 10b5-1 trading plans from time to time. These plans generally provide for the exercise of stock options and the subsequent sale of the acquired shares on the open market, subject to specified limitations and minimum price thresholds. Under these plans, the executive officers do not control the specific timing of any option exercise or sale. Rule 10b5-1 permits corporate officers and directors to adopt written, pre-arranged stock trading plans when they are not in possession of material, non-public information. Public disclosure of the transactions under these plans is required to be made by the executive officers through Form 144 and Form 4 filings with the SEC.
Item 6. Exhibits

10.1	Letter Agreement between Shire US Inc. and Noven related to Development of Amphetamine Transdermal Delivery System, dated June 15, 2004 (with certain provisions omitted pursuant to Rule 24b-2).*

10.2	Amendment dated May 3, 2007, to Letter Agreement between Shire US Inc. and Noven related to Development of Amphetamine Transdermal Delivery System dated June 15, 2004 (with certain provisions omitted pursuant to Rule 24b-2).*

10.3	Amendment dated June 4, 2007, to Letter Agreement between Shire US Inc. and Noven related to Development of Amphetamine Transdermal Delivery System dated June 15, 2004 (with certain provisions omitted pursuant to Rule 24b-2).*

31.1	Certification of Robert C. Strauss, President, Chief Executive Officer and Chairman of the Board, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Diane M. Barrett, Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Robert C. Strauss, President, Chief Executive Officer and Chairman of the Board, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Diane M. Barrett, Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Certain exhibits and schedules to this document have not been filed. The Registrant agrees to furnish a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request.

**	Pursuant to Item 601(b)(32) of Regulation S-K, this exhibit is furnished rather than filed with this Form 10-Q.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVEN PHARMACEUTICALS, INC.
Date: August 7, 2007	By:	/s/ Diane M. Barrett
Diane M. Barrett
Vice President and Chief Financial Officer