Form 10-Q
period 2008-03-31
NOVEN PHARMACEUTICALS INC
filed 2008-05-12
CIK 815838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2008
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
      Large accelerated filer ☐               Accelerated filer ☑                          Non-accelerated filer ☐                      Smaller reporting company ☐
                                        (Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2008
Common stock $.0001 par value	24,824,338

NOVEN PHARMACEUTICALS, INC.
Cautionary Factors: Statements in this report that are not descriptions of historical facts are “forward-looking statements” provided under the “safe harbor” protection of the Private Securities Litigation Reform Act of 1995. Our actual results, performance and achievements may be materially different from those expressed or implied by such statements and readers should consider the risks and uncertainties associated with our business that are discussed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2007 as supplemented by Part II - Item 1A - “Risk Factors” of this quarterly report on Form 10-Q, as well as other reports filed from time to time with the Securities and Exchange Commission.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NOVEN PHARMACEUTICALS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except share data) (unaudited)

	March 31,	December 31,
	2008	2007
Assets
Current Assets:
Cash and cash equivalents	$27,665	$13,973
Short-term investments available-for-sale, at fair value	12,725	21,565
Accounts receivable (less allowances of $225 at 2008 and $252 at 2007)	8,738	6,956
Accounts receivable — Novogyne, net	5,930	8,683
Inventories	15,288	12,136
Net deferred income tax asset, current portion	7,878	7,614
Prepaid income taxes	2,123	4,925
Prepaid and other current assets	5,713	5,251

	86,060	81,103

Non-current Assets:
Property, plant and equipment, net	35,493	36,213
Investments in auction rate securities	22,910	32,835
Investment in Novogyne	21,661	24,310
Net deferred income tax asset, non-current portion	60,169	58,053
Intangible assets, net	37,720	38,773
Goodwill	14,908	14,734
Deposits and other non-current assets	616	677

	193,477	205,595

	$279,537	$286,698

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$9,204	$8,399
Accrued compensation and related liabilities	4,636	9,801
Other accrued liabilities	15,160	15,270
Current portion of long-term obligations	6,662	3,421
Deferred license and contract revenues, current portion	20,083	20,188

	55,745	57,079

Non-current Liabilities:
Long-term obligations, less current portion	5,142	8,438
Deferred license and contract revenues, non-current portion	80,221	85,056
Other non-current liabilities	1,153	1,831

	86,516	95,325

Total Liabilities	142,261	152,404

Commitments and Contingencies (Note 15)
Stockholders’ Equity:
Preferred stock — authorized 100,000 shares par value $.01 per share; no shares issued or outstanding	—	—
Common stock — authorized 80,000,000 shares, par value $.0001 per share; 24,896,683 and 24,881,867 issued at March 31, 2008 and December 31, 2007	2	2
Additional paid-in capital	119,466	118,561
Retained earnings	23,447	20,855
Accumulated other comprehensive loss	(515)	—
Treasury stock, at cost - 322,345 shares at March 31, 2008 and December 31, 2007	(5,124)	(5,124)
Common stock held in trust	(1,100)	(950)
Deferred compensation obligation	1,100	950

	137,276	134,294

	$279,537	$286,698

The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

NOVEN PHARMACEUTICALS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2008	2007
Revenues:
Product revenues — Novogyne:
Product sales, net	$2,431	$5,369
Royalties	2,180	1,765

Total net product revenues — Novogyne	4,611	7,134
Product revenues, net — third parties	11,585	8,472

Total net product revenues	16,196	15,606

License and contract revenues	5,286	3,709

Total net revenues	21,482	19,315

Costs and Expenses:
Cost of products sold — Novogyne	3,326	2,959
Cost of products sold — third parties	7,983	5,968

Total cost of products sold	11,309	8,927
Research and development	3,319	3,466
Selling and marketing	4,823	240
General and adminstrative	7,022	5,181

Total costs and expenses	26,473	17,814

Income (loss) from operations	(4,991)	1,501

Equity in earnings of Novogyne	8,267	4,903
Interest income, net	622	1,632

Income before income taxes	3,898	8,036

Provision for income taxes	1,306	3,000

Net income	$2,592	$5,036

Basic earnings per share	$0.11	$0.20

Diluted earnings per share	$0.11	$0.20

Weighted average number of common shares outstanding:

Basic	24,560	24,738

Diluted	24,665	25,384

The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

NOVEN PHARMACEUTICALS, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Changes in Stockholders’ Equity and Comprehensive Income
(in thousands)
(unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Loss	Stock	Other	Total
Balance at December 31, 2007	24,560	$2	$118,561	$20,855	$—	$(5,124)	$—	$134,294
Issuance of shares pursuant to employee equity plan	1	—	10	—		—	—	10

Stock-based compensation expense and issuance of shares to officers and outside directors	13	—	858	—	—	—	—	858

Common stock held in trust	(6)	—	—	—	—	—	(150)	(150)

Deferred compensation obligation	6	—	—	—	—	—	150	150

Tax benefit from exercise of employee equity grants	—	—	37	—	—	—	—	37

Comprehensive income:
Net income	—	—	—	2,592	—	—	—	2,592
Other comprehensive income:
Unrealized loss on investments in auction rate securities	—	—	—	—	(515)	—	—	(515)

Comprehensive income								$2,077

Balance at March 31, 2008	24,574	$2	$119,466	$23,447	$(515)	$(5,124)	$—	$137,276

The accompanying notes to condensed consolidated financial statements are an integral part of this financial statement.

NOVEN PHARMACEUTICALS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$2,592	$5,036
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Depreciation, amortization and certain other noncash items	2,322	1,301
Inventory write-offs	3,050	250
Stock-based compensation expense	858	988
Income tax benefits on exercise of stock options	37	253
Excess tax benefit from exercise of stock options	—	(195)
Deferred income tax benefit	(2,380)	(3,387)
Recognition of deferred license and contract revenues	(5,286)	(3,709)
Equity in earnings of Novogyne	(8,267)	(4,903)
Distributions from Novogyne	10,916	9,760
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable — trade, net	(1,782)	345
Decrease in milestone payment receivable — Shire	—	25,000
Decrease (increase) in accounts receivable — Novogyne, net	2,753	(416)
Increase in inventories	(6,202)	(1,259)
Decrease in prepaid income taxes	2,802	3,405
Increase in prepaid and other current assets	(462)	(374)
Increase in deposits and other assets	(176)	(1)
Increase (decrease) in accounts payable and accrued expenses	732	(612)
Decrease in accrued compensation and related liabilities	(5,165)	(2,413)
(Decrease) increase in other accrued liabilities	(110)	1,284
Increase (decrease) in deferred license and contract revenues	346	(180)
(Decrease) increase in other liabilities	(654)	252

Cash flows (used in) provided by operating activities	(4,076)	30,425

Cash flows from investing activities:
Purchases of property, plant and equipment	(341)	(689)
Payments for intangible assets	(96)	(66)
Purchase of company-owned life insurance	—	(260)
Purchases of investments	(550)	(226,470)
Proceeds from sale of investments	18,800	220,953

Cash flows provided by (used in) investing activities	17,813	(6,532)

Cash flows from financing activities:
Issuance of common stock from exercise of stock options	10	1,412
Excess tax benefit from exercise of stock options	—	195
Payments of long-term obligations	(55)	(19)

Cash flows (used in) provided by financing activities	(45)	1,588

Net increase in cash and cash equivalents	13,692	25,481
Cash and cash equivalents, beginning of period	13,973	9,144

Cash and cash equivalents, end of period	$27,665	$34,625

The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

NOVEN PHARMACEUTICALS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION:
     Since its incorporation in Delaware in 1987, Noven Pharmaceuticals, Inc. (“Noven”) has been primarily engaged in the research, development, manufacture and marketing of advanced transdermal drug delivery technologies and prescription transdermal products.
     Noven and Novartis Pharmaceuticals Corporation (“Novartis”) entered into a joint venture, Vivelle Ventures LLC (d/b/a Novogyne Pharmaceuticals) (“Novogyne”), effective May 1, 1998, to market and sell women’s prescription healthcare products in the United States and Canada. These products include Noven’s transdermal hormone therapy product delivery systems marketed under the brand names Vivelle-Dot® and CombiPatch®. Noven accounts for its 49% investment in Novogyne under the equity method and reports its share of Novogyne’s earnings as “Equity in earnings of Novogyne” on its Condensed Consolidated Statements of Operations. Noven defers the recognition of 49% of its profit on products sold to Novogyne until the products are sold by Novogyne to third party customers.
     On August 14, 2007 (the “Closing Date”), Noven acquired JDS Pharmaceuticals, LLC (“JDS”), a privately-held specialty pharmaceutical company that currently markets two branded prescription psychiatry products through a targeted sales force and has a pipeline of products in development. Effective January 8, 2008, JDS’s name was changed to Noven Therapeutics, LLC (“Noven Therapeutics”). With the acquisition of Noven Therapeutics, Noven now operates in two segments distinguished along product categories: (i) the “Noven Transdermals Segment”, which currently engages in the research, development, manufacturing and licensing to partners of transdermal drug delivery technologies and prescription transdermal products; and (ii) the “Noven Therapeutics Segment”, which currently engages in the development, marketing and sales of pharmaceutical products. See Note 16 — “Segment and Customer Data” for Noven’s segment reporting.
     In management’s opinion, the accompanying unaudited condensed consolidated financial statements of Noven contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly, in all material respects, the consolidated financial position of Noven as of March 31, 2008, and the results of its operations and its cash flows for the three months ended March 31, 2008 and 2007. Noven’s business is subject to numerous risks and uncertainties including, but not limited to, those set forth in Part I — Item 1A of Noven’s Annual Report on Form 10-K for the year ended December 31, 2007 (“Form 10-K”), and as supplemented by Part II — Item 1A — “Risk Factors” of this quarterly report on Form 10-Q. Accordingly, the results of operations and cash flows for the three months ended March 31, 2008 and 2007 are not, and should not be construed as, necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 2008 or for periods thereafter.
     The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Pursuant to such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes to the consolidated financial statements included in Noven’s Form 10-K. The accounting policies followed for interim financial reporting are the same as those disclosed in Note 2 of the notes to the consolidated financial statements included in Noven’s Form 10-K.
2. RECLASSIFICATIONS:
     Certain reclassifications have been made to the prior period’s statement of operations and statement of cash flows to conform to the current period’s presentation.

3. RECENT ACCOUNTING PRONOUNCEMENTS:
     The following information updates the discussion of recent accounting pronouncements in Note 2 of the consolidated financial statements included in Noven’s Form 10-K.
     In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about: (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. SFAS No. 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. Noven is currently assessing the impact of adopting SFAS No. 161 and the impact it may have on Noven’s consolidated financial condition, results of operations or cash flows.
     In June 2007, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 07-03, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (“EITF 07-03”). This EITF requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the related services are performed. Entities should continue to evaluate whether they expect the goods to be delivered or services to be rendered. If an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to operations. EITF 07-03 is effective for financial statements issued for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. Consistent with the consensus, beginning January 1, 2008 Noven capitalizes non-refundable advance payments for goods and services to be used in future research and development. Such payments are expensed at the time the related goods and services are received or when management determines that the goods and services will not be received. No material advance payments were made during the three months ended March 31, 2008, thus adoption did not materially impact Noven’s consolidated financial condition, results of operations or cash flows.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of SFAS No. 115”. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value and applies to all entities. Most of the provisions of this Statement apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Noven did not elect the fair value option for its available-for-sale investments. Consequently, Noven continues to account for these instruments in accordance with SFAS No. 115 wherein unrealized gains and losses are recognized in equity as a component of other comprehensive income unless a decline in value is judged to be other than temporary, in which case the loss would be immediately charged to operations.

     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This standard defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosure about fair value measurements. This standard applies under other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. In February 2008 the FASB issued FASB Staff Position (“FSP”) 157-2 “Effective Date of FASB Statement No. 157”. Under FSP 157-2, the provisions of SFAS No. 157 will be adopted for financial instruments in 2008 and, when required, for nonfinancial assets and nonfinancial liabilities in 2009 (except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis). Adoption of SFAS No. 157 did not affect Noven’s consolidated financial condition, results of operations or cash flows. However, as a result of illiquid conditions in the market for auction rate securities, Noven was required to employ financial models and valuation techniques to value its investments in auction rate securities. SFAS No. 157 requires disclosure about the inputs used to determine the fair value of Noven’s investments. These disclosures are provided in Note 6.
4. CASH FLOW INFORMATION:
     Income Tax and Interest Payments
     Cash payments for income taxes were $1.2 million and $3.9 million for the three months ended March 31, 2008 and 2007, respectively. In 2002, the State of New Jersey enacted legislation that requires Novogyne to remit estimated state income tax payments on behalf of its owners, Noven and Novartis. These payments were deemed distributions to Noven and Novartis from Novogyne. Noven received tax refunds directly from the State of New Jersey of $2.7 million and $2.4 million during the three months ended March 31, 2008 and 2007, respectively, related to these state income tax payments made on Noven’s behalf. Cash payments for interest were not material for the three months ended March 31, 2008 and 2007.
     Non-cash Operating Activities
     Noven recorded approximately $37,000 and $0.3 million income tax benefit as additional paid-in capital derived from the exercise of non-qualified stock options and disqualifying dispositions of incentive stock options for the three months ended March 31, 2008 and 2007 respectively.
     Non-cash Investing Activities
     Noven recorded $0.5 million in unrealized losses on its investments in auction rate securities for the three months ended March 31, 2008. The unrealized losses were recorded as a reduction of stockholders’ equity through other comprehensive income (loss).

5. INVESTMENTS AVAILABLE-FOR-SALE:
     At March 31, 2008, Noven held investments in auction rate securities (classified as available-for-sale) with a par value and fair value of $36.2 and $35.6 million, respectively. Auction rate securities are floating rate debt securities with long-term nominal maturities, the interest rates of which are reset periodically (typically every seven to thirty-five days) through a Dutch auction process. These periodic auctions have historically provided a liquid market for auction rate securities, as this mechanism generally allows existing investors to rollover their holdings and continue to own their respective securities at then existing market rates or to liquidate their holdings by selling their securities at par value. Beginning in February 2008, as part of the ongoing credit market crisis, several auction rate securities from various issuers have failed to receive sufficient order interest from potential investors to clear successfully, resulting in auction failures. Historically, when investor demand was insufficient, the banks running the auctions would step in and purchase the remaining securities in order to prevent an auction failure. However, as of recently they have been allowing these auctions to fail. As a result of failed auctions, these investments now pay interest at a maximum rate allowed in the governing documents or indenture.
     Noven liquidated $18.8 million of auction rate securities during the three months ended March 31, 2008 and another $12.7 million during April 2008 at par value. During the three months ended March 31, 2008, Noven recorded an unrealized loss of $0.5 million to reduce the investments to fair value. The unrealized loss has been recorded as a reduction of stockholders’ equity through other comprehensive loss. Because the investments are tax-exempt, there is no related tax effect.
     Noven’s auction rate security investments are collateralized primarily by tax-exempt municipal bonds and, to a lesser extent, guaranteed student loans. Noven does not hold any auction rate securities collateralized by mortgages or collateralized debt obligations. Noven believes these investments are of high credit quality, as all are investment grade and the majority are rated AAA. None of the securities have been downgraded. Furthermore, management believes it has the ability and intent to hold these investments until the anticipated recovery in fair value occurs. Based on these factors, Noven believes the decline in fair value of these investments is due to general market conditions and is temporary in nature. Noven will continue to monitor the market for its auction rate investments. If management determines in a future period that a decline in fair value is other than temporary then, in accordance with SFAS No. 115, the Company would be required to recognize a realized loss in operations in the period when such determination is made.
6. FAIR VALUE MEASUREMENTS:
     As described in Note 3, Noven adopted SFAS No. 157 in 2008. SFAS No. 157, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. To increase consistency and comparability in fair value measurements and related disclosures, SFAS No. 157 sets forth a three-tier hierarchy for the inputs used to measure fair value based on the degree to which such inputs are observable in the marketplace, as follows:
(i)	Level 1 — observable inputs such as quoted prices in active markets;

(ii)	Level 2 — inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

(iii)	Level 3 — Unobservable inputs for which there is little or no market data, which require the reporting entity to develop its own assumptions.
     During the quarter ended March 31, 2008, Noven recorded a $0.5 million unrealized loss on its investments in auction rate securities which are classified as available-for-sale under SFAS No. 115. As of

March 31, 2008, the total par value and fair value of Noven’s investments was $36.2 million and $35.6 million, respectively. Due to continuing auction failures beginning in February 2008, Noven utilized valuation models to determine the fair values of its investments in auction rate securities. The fair values of the investments were calculated based on the following: (i) the underlying structure of each security; (ii) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; (iii) consideration of the probabilities of default, auction failure, or repurchase at par for each period; and (iv) consideration of third party credit enhancement. These estimated fair values could change significantly based on future market conditions.
     Changes to investments measured at fair value on a recurring basis using unobservable inputs (Level 3) during the three months ended March 31, 2008 were as follows (in thousands):

Balance at December 31, 2007	$54,400
Purchases of investments	550
Sales of investments at par	(18,800)
Unrealized losses recorded to other comprehensive loss	(515)

Balance at March 31, 2008	$35,635

7. INVENTORIES:
     The following are the major classes of inventories (in thousands):

	March 31,	December 31,
	2008	2007
Finished goods	$3,968	$3,171
Work in process	1,901	1,532
Raw materials	9,419	7,433

Total	$15,288	$12,136

     During the three months ended March 31, 2008, Noven wrote off inventories totaling $3.0 million.
     Shire plc (“Shire”) retains title to the active methylphenidate ingredient (“AMI”) in Daytrana™. The value of the AMI is neither included in Daytrana™ product revenues nor in Noven’s cost of products sold. Noven records AMI maintained at its manufacturing facility as consignment inventory and bears certain manufacturing risks of loss related to the AMI. These risks include the contractual obligation of Noven to reimburse Shire for the cost of AMI if Noven does not meet certain minimum yields of the finished product. Shire has a reciprocal obligation to pay Noven if the yield requirements are exceeded. Noven did not meet the yield requirements for the three months ended March 31, 2008, resulting in an immaterial payment from Noven to Shire. During the three months ended March 31, 2008, Noven used $1.4 million of AMI in the finished product. Noven had $4.4 million and $2.6 million of consignment AMI inventory on hand at March 31, 2008 and December 31, 2007, respectively, which is not reflected in the table above.
8. GOODWILL AND INTANGIBLE ASSETS
     All of Noven’s goodwill arose from the JDS acquisition in August 2007 and, thus, relates to the Noven Therapeutics Segment. The carrying amount of goodwill is $14.9 and $14.7 million at March 31, 2008 and December 31, 2007, respectively. Goodwill is tested for impairment annually in the fourth quarter or more frequently, when events or other changes in circumstances indicate that the carrying value of goodwill may not be recoverable.

     Noven’s intangible assets, all of which are subject to amortization are summarized in the table below as of March 31, 2008 and December 31, 2007 (amounts in thousands):

			Net	Amortization
	Gross Carrying	Accumulated	Carrying	Period
	Amount	Amortization	Amount	(years)
As of March 31, 2008
Product intangibles	$42,430	$(5,148)	$37,282	6 - 14
Non-competition agreements	530	(138)	392	2 - 3
Favorable lease	227	(181)	46	10 months

	$43,187	$(5,467)	$37,720

As of December 31, 2007
Product intangibles	$42,332	$(4,122)	$38,210	6 - 14
Non-competition agreements	530	(82)	448	2 - 3
Favorable lease	227	(112)	115	10 months

	$43,089	$(4,316)	$38,773

     All intangible assets above, with the exception of Noven patent development costs totaling approximately $1.9 million in net carrying amount for both March 31, 2008 and December 31, 2007, were acquired on the Closing Date as part of the JDS acquisition. Amortization expense was $1.1 million and $0.1 million for the three months ended March 31, 2008 and 2007, respectively.
     Noven estimates that the annual amortization expense for intangible assets held at March 31, 2008 for each of the five years through 2013 is as follows (amounts in thousands):

	Remainder	Years Ending December 31,
	of 2008	2009	2010	2011	2012	2013
Cost of goods sold:
Intellectual property	$3,076	$4,024	$3,978	$3,917	$3,901	$3,840

General and administrative:
Non-compete and favorable lease agreements	212	171	55	—	—	—

Total	$3,288	$4,195	$4,033	$3,917	$3,901	$3,840

9. OTHER ACCRUED LIABILITIES:
     Other accrued liabilities consist of the following (amounts in thousands):

	March 31,	December 31,
	2008	2007
Income taxes payable	$4,783	$2,414
Accrued medicaid and other rebates	3,628	4,065
Accrued market withdrawal costs	—	3,300
Allowance for product returns	2,016	1,875
Other accrued liabilities	4,733	3,616

Total other accrued liabilities	$15,160	$15,270

10. EQUITY PLANS:
     Prior to January 1, 2006, all awards granted to employees under Noven’s 1999 Long-Term Incentive Plan (the “1999 Plan”) were stock options. In 2006, Noven began granting stock-settled stock appreciation rights (“SSARs”) and non-vested shares of common stock (“restricted stock”). Noven accounts for these awards in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment”. At March 31, 2008, there were 2,136,229 stock options and 1,148,097 SSARs issued and outstanding under the 1999 Plan.
     Noven granted 26,244 shares of restricted stock to its non-employee directors in May 2007. The shares vest over each director’s one-year service period at the end of each calendar quarter beginning with the end of the second quarter. As the shares vest, those shares that have been deferred by non-employee directors under Noven’s deferred compensation plan are transferred into a rabbi trust maintained by Noven. In accordance with EITF Issue No. 97-14, “Accounting for Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested”, the deferred shares were recorded at their fair value and classified as common stock held in trust. Since the deferral relates to Noven common stock, an offsetting amount was recorded as deferred compensation obligation in the stockholders’ equity section of the consolidated balance sheets. At March 31, 2008 and December 31, 2007 there were a total of 54,864 and 48,300 shares of common stock in the rabbi trust, respectively.
     On August 14, 2007, Noven granted 8,998 shares of common stock to a former executive of JDS for joining Noven’s Board of Directors in connection with the JDS acquisition. The shares were fully vested upon being granted and were charged to operations in September 2007. Also on August 14, 2007, Noven granted 44,297 fully vested SSARs to the same individual as consideration for a non-competition agreement.
     On January 2, 2008, 50,000 shares of restricted stock units with a fair value of approximately $0.7 million were awarded to the former Chief Executive Officer as part of a separation agreement. The fair value of this award was charged to operations in 2007. This award vests on January 2, 2010, provided that the former Chief Executive Officer does not violate certain non-competition, non-solicitation and confidentiality agreements. Also, on January 2, 2008, 7,342 shares of restricted stock with a fair value of approximately $100,000 were awarded to the former Interim Chief Executive Officer. This award vests over eight quarterly periods, beginning with the quarter ended March 31, 2008.

     The following table summarizes information regarding Noven’s restricted stock at March 31, 2008 (shares in thousands):

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Nonvested at December 31, 2007	6	$22.86
Granted	7	13.62
Vested	(7)	21.73

Nonvested at March 31, 2008	6	$13.62

     The assumptions used to value the SSARs for the three months ended March 31, 2008 and 2007 were as follows:

	2008	2007
Volatility	45.5%	52.2%
Risk free interest rate	2.63%	4.94%
Expected life (years)	4.8	5.0
Dividend yield	0.0%	0.0%
     Total stock-based compensation recognized in Noven’s consolidated statements of operations for the three months ended March 31, 2008 and 2007 was as follows (in thousands):

	2008	2007
Selling and marketing	$154	$111
General and administrative	469	628
Research and development	90	127
Total cost of products sold	145	122

	$858	$988

Tax benefit recognized related to compensation expense	$293	$309

     Stock-based compensation costs of $0.1 million for each of the three months ended March 31, 2008 and 2007 were included in manufacturing expenses, which are included in the determination of inventory costs. In any given period, the amount of stock-based compensation costs included in ending inventory is not material. There were no stock-based compensation costs capitalized as part of fixed assets for the three months ended March 31, 2008 or 2007.
     Cash received from options exercised under all share-based payment arrangements for the three months ended March 31, 2008 and 2007 was $10,000 and $1.4 million, respectively. The tax benefit realized on the tax deductions from option exercises under stock-based compensation arrangements was approximately $37,000 for the three months ended March 31, 2008 and $0.3 million for the three months ended March 31, 2007, of which an immaterial amount was reported as cash flow from financing activities for the three months ended March 31, 2008 and $0.2 million was reported as cash flow from financing activities for the three months ended March 31, 2007.

     Stock option and SSAR transactions related to the 1999 Plan are summarized as follows for the three months ended March 31, 2008 (options/SSARs and aggregate intrinsic value in thousands):

				Weighted
		Weighted		Average
		Average	Aggregate	Remaining
	Options/	Exercise	Intrinsic	Contractual
	SSARs	Price	Value	Term
Outstanding at beginning of the period	3,511	$16.83
Granted	29	12.15
Exercised	(1)	10.89	$3

Canceled and expired	(255)	18.87

Outstanding at end of the period	3,284	$16.76	$—	4.0

Outstanding and exercisable at end of the period	2,017	$17.77	$—	2.8

     As of March 31, 2008, the unamortized compensation expense that Noven expects to record in future periods related to currently outstanding unvested stock options, SSARs and restricted stock is approximately $9.0 million before the effect of income taxes, of which $2.5 million, $2.9 million, $2.3 million and $1.3 million and an immaterial amount is expected to be incurred in the remainder of 2008 and in 2009, 2010 and 2011, respectively. The weighted-average period over which this compensation cost is expected to be recognized is three years. As of March 31, 2008, approximately 3,177,547 outstanding options/SSARs are vested or remain subject to vesting. Such options have a weighted average exercise price of $16.98, no aggregate intrinsic value and a weighted average remaining life of 3.4 years as of March 31, 2008.
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
     Upon adoption of FIN 48, and as a result of the recognition and measurement of Noven’s tax positions as of January 1, 2007, Noven recognized a charge of approximately $0.5 million to the January 1, 2007 retained earnings balance. The gross amount of unrecognized tax benefits as of the date of adoption, January 1, 2007, was $0.9 million. If the $0.9 million were ultimately recognized, approximately $0.6 million would affect the effective tax rate due to approximately $0.3 million in related federal tax benefit. As of March 31, 2008 the gross amount of unrecognized tax benefits was approximately $1.3 million. If the $1.3 million is ultimately recognized, approximately $0.9 million would affect the effective tax rate due to approximately $0.4 million in related federal tax benefit. Interest and penalties related to income taxes are classified as a component of income tax expense. Approximately $0.4 million and $0.5 million were accrued for interest and penalties as of March 31, 2008 and December 31, 2007, respectively. Noven does not expect the gross amount of unrecognized tax benefits to significantly increase or decrease within twelve months after March 31, 2008.

     Noven is periodically audited by federal and state taxing authorities. The outcome of these audits may result in Noven being assessed taxes in addition to amounts previously paid. The accruals are determined based upon Noven’s best estimate of possible assessments by the Internal Revenue Service (“IRS”) or other taxing authorities and are adjusted, from time to time, based upon changing facts and circumstances. Federal returns for years 2004 — 2006 remain open and subject to examination by the IRS. Noven files and remits state income taxes in various states where Noven has determined it is required to file state income taxes. Noven’s filings with those states remain open for audit for the years 2003 — 2006. Other than routine state tax inquiries, there are no examinations currently taking place related to income taxes in any jurisdiction. It is possible that examinations may be initiated by any jurisdiction where Noven operates, or where it can be determined that Noven operates, and the results of which can materially change the amount of unrecognized income tax benefits for tax positions taken, which may increase Noven’s income tax liabilities or decrease the amount of deferred tax assets.
     At March 31, 2008 and December 31, 2007, net deferred tax assets were $68.0 million and $65.7 million, respectively. Realization of this deferred tax asset depends upon the generation of sufficient future taxable income. A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. Noven Therapeutics files separate state income tax returns in states where Noven Therapeutics has determined that it is required to file state income taxes. As a result, state deferred tax assets relating to Noven Therapeutics are evaluated separately in determining whether the state deferred tax assets are realizable. Noven expects that Noven Therapeutics will incur taxable losses in the next few years due to future expected clinical trial expenditures related to product development. These expected taxable losses create negative evidence indicating the need for a valuation allowance at March 31, 2008 and December 31, 2007. Noven’s valuation allowance for state deferred tax assets was $3.3 million and $3.2 million as of March 31, 2008 and December 31, 2007, respectively, due to uncertainties in realizing these state deferred tax assets based on Noven’s projection of future state taxable income relating to Noven Therapeutics. If Noven determines, based on future Noven Therapeutics profitability that these state deferred tax assets will more likely than not be realized, a release of all, or part, of the related valuation allowance could result in an immediate income tax benefit in the period the valuation allowance is released.

12. CONTRACT AND LICENSE AGREEMENTS:
     SHIRE COLLABORATION
     Noven has developed a once-daily transdermal methylphenidate patch for Attention Deficit Hyperactivity Disorder (“ADHD”) called Daytrana™. In the first quarter of 2003 Noven licensed to Shire the exclusive global rights to market Daytrana™ for payments by Shire of up to $150.0 million. In consideration for this licensing transaction, Shire agreed to pay Noven as follows: (i) $25.0 million was paid upon closing of the transaction in April 2003; (ii) $50.0 million was paid in April 2006 upon receipt of final marketing approval by the United States Food and Drug Administration (“FDA”); and (iii) three installments of $25.0 million each are payable upon Shire’s achievement of $25.0 million, $50.0 million and $75.0 million in annual Daytrana™ net sales, respectively. Shire launched the product in June 2006. Noven received the first $25.0 million sales milestone in the 2007 first quarter and the second $25.0 million sales milestone in the 2007 third quarter. Noven is currently deferring and recognizing approval and sales milestones as license revenues on a straight-line basis, beginning on the date the milestone is achieved through the first quarter of 2013, which is Noven’s current best estimate of the end of the product’s useful economic life. During the three months ended March 31, 2008 and 2007, Noven recognized $4.0 million and $3.0 million, respectively, in license revenue related to the Shire collaboration. Noven also manufactures and supplies finished product for Shire. During the three months ended March 31, 2008 and 2007, respectively, Noven’s product sales of Daytrana™ to Shire were $3.0 million and $4.4 million, respectively.
     In addition to Noven’s agreements with Shire related to Daytrana™, in June 2004 Noven entered into an agreement with Shire for the development of a transdermal amphetamine patch for ADHD, and in July 2006, Noven and Shire amended this agreement. Under the amended agreement, Shire paid Noven a non-refundable $1.0 million in August 2006, in exchange for the option of purchasing, for an additional $5.9 million, the exclusive developmental rights to the product. The amended agreement further provided that Noven would perform certain early-stage development activities which were previously to be performed by Shire. Noven completed a Phase I clinical study for the product in March 2007. In June 2007, Shire exercised its option to acquire the exclusive development rights to the product and Noven received the $5.9 million option payment. This $5.9 million, as well as the initial $1.0 million received from Shire for the grant of the option, was included in deferred license and contract revenues on Noven’s balance sheets as of December 31, 2007 and March 31, 2008 due to ongoing and inseparable development obligations owed to and rights of Shire. Simultaneous with the $5.9 million payment, Shire requested modifications to the patch formulation in order to align the amphetamine patch with Shire’s future direction in ADHD, and has agreed to pay Noven for its development efforts in this regard.
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

     Following the JDS acquisition, Noven became responsible for the possible future contingent payments of up to $11.5 million under the asset purchase agreement with Synthon which may be payable over the next three to five years. As of March 31, 2008 and December 31, 2007, $11.5 million of these milestones were reflected as liabilities on Noven’s consolidated balance sheets and in April 2008 Noven made milestone payments of $3.3 million to Synthon.
13. INVESTMENT IN VIVELLE VENTURES LLC (d/b/a NOVOGYNE):
     Noven shares in the earnings of Novogyne, after satisfaction of an annual preferred return of $6.1 million to Novartis, according to an established formula. Noven’s share of Novogyne’s earnings increases as Novogyne’s product sales increase, subject to a cap of 49%. Novogyne earned sufficient income in the first quarter of 2008 and 2007 to meet Novartis’ annual preferred return for those years and for Noven to recognize earnings from Novogyne under the formula.
     During the three months ended March 31, 2008 and 2007, Noven had the following transactions with Novogyne (in thousands):

	2008	2007
Revenues:
Product sales	$2,431	$5,369
Royalties	2,180	1,765

	$4,611	$7,134

Reimbursed expenses	$7,272	$7,085

     As of March 31, 2008 and December 31, 2007, Noven had amounts due from Novogyne of $5.9 million and $8.7 million, respectively.
     The unaudited condensed statements of operations of Novogyne for the three months ended March 31, 2008 and 2007 are as follows (in thousands):

	2008	2007
Gross revenues	$45,294	$37,293
Sales allowances	5,853	4,162
Sales return allowances	(85)	51

Sales allowances and returns	5,768	4,213

Net revenues	39,526	33,080
Cost of sales	7,808	7,047
Selling, general and administrative expenses	9,012	10,133

Income from operations	22,706	15,900
Interest income	267	332

Net income	$22,973	$16,232

Noven’s equity in earnings of Novogyne	$8,267	$4,903

     The activity in the Investment in Novogyne account for the three months ended March 31, 2008 is as follows (in thousands):

Investment in Novogyne, beginning of period	$24,310
Equity in earnings of Novogyne	8,267
Cash distributions from Novogyne	(10,916)

Investment in Novogyne, end of period	$21,661

     Subject to the approval of Novogyne’s management committee, Novogyne may, from time to time, distribute cash to Novartis and Noven based upon a contractual formula. For the three months ended March 31, 2008 and 2007, Noven received cash distributions representing return on investment of $10.9 million and $9.8 million from Novogyne, respectively. These amounts were recorded as reductions in the investment in Novogyne when received.
14. SHARE REPURCHASE PROGRAM:
     In September 2007, Noven’s Board of Directors authorized a share repurchase program under which Noven may acquire up to $25.0 million of its common stock. As of December 31, 2007, Noven had repurchased 322,345 shares of its common stock at an aggregate price of approximately $5.1 million. These shares remained in treasury as of March 31, 2008 and December 31, 2007. No shares were repurchased under the program during the three months ended March 31, 2008.
15. COMMITMENTS AND CONTINGENCIES:
     HORMONE THERAPY (“HT”) STUDIES:
     Since 2002, several studies, including the Women’s Health Initiative (“WHI”) study performed by the National Institutes of Health (“NIH”) and a study performed by the National Cancer Institute (“NCI”), have identified increased risks from the use of HT, including increased risks of invasive breast cancer, ovarian cancer, stroke, heart attacks and blood clots. As a result of the findings from these and other studies, the FDA has required that “black box” labeling be included on all HT products marketed in the United States to warn, among other things, that these products have been associated with increased risks for heart disease, heart attacks, strokes and breast cancer and that they are not approved for heart disease prevention. Since the July 2002 publication of the WHI and NCI study data, total United States prescriptions have declined for substantially all HT products, including our HT products in the aggregate. Researchers continue to analyze data from the WHI study and other studies. Other studies evaluating HT are currently underway or in the planning stage. In particular, a private foundation has commenced a five-year study aimed at determining whether estrogen therapy (“ET”) use by women aged 42 to 58 reduces the risk of heart disease. The study also seeks to determine if transdermal estrogen patches are more or less beneficial than an oral HT product. While our HT products are not being used in the study, the market for our HT products could be adversely affected if this study finds that a transdermal estrogen patch is less beneficial than other dosage forms, and Noven could be subject to increased product liability risk if HT patch products are found to increase the risk of adverse health consequences. Noven’s products have been named in lawsuits filed against Noven, Novogyne and Novartis.
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

     Noven and Shire are parties to a long-term supply agreement under which Noven manufactures and supplies Daytrana™ to Shire at a fixed price. During the three months ended March 31, 2008 and 2007, Noven’s product sales of Daytrana™ to Shire were $3.0 million and $4.4 million, respectively. The supply agreement gives Shire the right to qualify a second manufacturing source and purchase a portion of its requirements from that source. If Shire were to exercise this right, Noven’s revenues and profits from sales of Daytrana™ would be adversely affected.
     LITIGATION, CLAIMS AND ASSESSMENTS:
     In September 2005, Noven, Novogyne and Novartis were served with a summons and complaint from an individual plaintiff in Superior Court of New Jersey Law Division, Atlantic County in which the plaintiff claims personal injury allegedly arising from the use of HT products, including Vivelle®. The plaintiff claims compensatory, punitive and other damages in an unspecified amount. Noven does not expect any activity in this case in the near future, as the court has entered an order to stay proceedings in all its pending and future HT cases except for cases where Wyeth Pharmaceuticals and its affiliates and Pfizer Inc. are the defendants.
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
     Novartis has advised Noven that Novartis is currently named as a defendant in at least 26 additional lawsuits that include approximately 27 plaintiffs that allege liability in connection with personal injury claims allegedly arising from the use of HT patches distributed and sold by Novartis and Novogyne, including Noven’s Vivelle-Dot®, Vivelle®, and CombiPatch® products. Novogyne has been named as a defendant in one lawsuit in addition to the four lawsuits referenced above. Novartis has indicated that it will seek indemnification from Noven and Novogyne to the extent permitted by the agreements between and among Novartis, Novogyne and Noven. Novogyne’s aggregate limit under its claims-made insurance policy as of March 31, 2008 was $10.0 million. Novogyne has established reserves in the amount of $8.5 million with an offsetting insurance recovery of $6.5 million for expected defense and settlement expenses as well as for estimated future cases alleging use of Noven’s HT products. This accrual represents Novartis management’s best estimate as of March 31, 2008.
     In June 2007, Johnson-Matthey Inc. filed a complaint in the United States District Court, Eastern District of Texas against Noven alleging that Noven was infringing one of its patents through Noven’s manufacture and sale of Daytrana™. The plaintiff is seeking injunctions from further infringement and claiming compensatory and other damages in an unspecified amount. In July 2007, Johnson-Matthey added Shire as a defendant in this lawsuit.

     Noven intends to vigorously defend all of the foregoing lawsuits, but the outcome of these lawsuits cannot ultimately be predicted.
     Noven is a party to other pending legal proceedings arising in the normal course of business, none of which Noven believes is material to its consolidated financial condition, results of operations or cash flows.
     FDA WARNING LETTER:
     Noven and Shire have received reports from some consumers concerning the difficulty of removing the release liner from Daytrana™ patches. In the first quarter of 2007, Noven, together with Shire, implemented enhancements to the Daytrana™ release liner. While the enhanced release liner has reduced the level of consumer reports, some patients and caregivers continue to have difficulty in removing the release liner from some Daytrana™ patches. Noven and Shire continue to monitor and review release liner complaints and the manufacturing process to determine whether modifications to the product or process can improve the long-term ease of use and address the issues raised by the FDA in the warning letter described below. Throughout 2007 and through the first quarter of 2008, Daytrana’s™ market share based on total prescriptions has remained substantially unchanged.
     In July 2007, Noven received from the FDA a list of observations on Form 483 following an on-site inspection of its manufacturing facilities. The majority of the observations in the Form 483 related to the Daytrana™ patch and difficulties experienced by some patients in removing the release liner, including certain product lots that utilize the enhanced release liner. In July 2007, Noven submitted to the FDA its response to the Form 483.
     In the third quarter of 2007, Shire initiated two voluntary market withdrawals of a portion of the Daytrana™ product on the market primarily in response to feedback from patients and caregivers who experienced difficulty removing the release liner from some Daytrana™ patches. Noven paid Shire $3.3 million in February 2008 related to the withdrawals. These costs were charged to operations in 2007.
     In January 2008, Noven received a warning letter from the FDA in connection with the FDA’s July 2007 inspection of its manufacturing facilities. In the warning letter, which is posted at the FDA’s website, the FDA cited Current Good Manufacturing Practice deficiencies related to: (i) peel force specifications for removal of Daytrana’s release liner; and (ii) data supporting the peel force characteristics of Daytrana’s enhanced release liner throughout the product’s shelf life. Noven submitted its response to the warning letter on January 30, 2008. In March 2008, the Florida District Office of the FDA indicated that Noven’s response appears to be satisfactory and stated that Noven’s response had been forwarded to the FDA’s Center for Drug Evaluation and Research for further review. In April 2008, a Noven stability protocol identified certain Daytrana™ lots exhibiting high peel force characteristics. Noven cannot assure that there will be a satisfactory resolution of this issue. Failure to adequately address the issues raised by the FDA in the warning letter as well as the production and other issues involving Daytrana™ could result in additional regulatory action, including fines, recalls of products, injunctions, seizures, suspension of production or withdrawal of the approval of products. Any such regulatory action would be expected to have a material adverse effect on Noven, including the potential inability to achieve the remaining Daytrana™ sales milestone, the potential for litigation related to this matter, harm to Noven’s reputation and various costs associated with the foregoing.
     CONTRACT AND LICENSE AGREEMENTS:
     Noven is obligated to perform under its contract and license agreements. In certain circumstances, Noven is required to indemnify its licensees from damages caused by the products Noven manufactures as well as claims or losses related to patent infringement.

     NOVEN THERAPEUTICS COMMITMENTS:
     Noven Therapeutics has certain commitments and contingencies related to contractual arrangements, primarily related to milestone payments for development, FDA submission, FDA approval and commercial sales of current and developmental products. As of March 31, 2008 and December 31, 2007, Noven Therapeutics was responsible for up to $23.5 million in such contingent milestones, which may be payable over the next three to five years. As of March 31, 2008 and December 31, 2007, $11.5 million of these milestones were reflected as liabilities in Noven’s consolidated balance sheets and, as discussed above, in April 2008, Noven made milestone payments of $3.3 million to Synthon.
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
16. SEGMENT AND CUSTOMER DATA:
     The accounting policies of the segments are the same as those described in Note 2 of the notes to the financial statements included in Noven’s Form 10-K. The table below presents segment information for the periods identified and reconciles segment information to the applicable consolidated amounts. There are no inter-segment revenues. The results of the Noven Therapeutics Segment are included in our consolidated results beginning on the date of acquisition (August 14, 2007). Consequently, Noven’s results for the three month period ended March 31, 2007 do not include the results of the Noven Therapeutics Segment. Prior year comparative data is provided for the Noven Transdermals Segment (in thousands):

	Three Months
	Ended March 31,
	2008	2007
Transdermals Segment:
Net product revenues	$10,491	$15,606
License and contract revenues	5,286	3,709

Net revenues	15,777	19,315

Direct costs and expenses	(11,845)	(12,633)
Equity in earnings of Novogyne	8,267	4,903

Transdermals contribution	12,199	11,585

Therapeutics Segment:
Net product revenues	5,705	—

Direct costs and expenses	(7,606)	—

Therapeutics contribution	(1,901)	—

Total Contribution	10,298	11,585

Unallocated income (expense):
General and administrative	(7,022)	(5,181)
Interest income, net	622	1,632

Income before income taxes	$3,898	$8,036

     Segment assets consisted of the following as of March 31, 2008 and December 31, 2007 (in thousands):

	March 31,	December 31,
	2008	2007
Transdermals	$83,072	$83,912
Therapeutics	56,666	57,893
Assets not allocated to segments	139,799	144,893

Total Assets	$279,537	$286,698

17. SUBSEQUENT EVENT — APPOINTMENT OF PRESIDENT AND CHIEF EXECUTIVE OFFICER
     Effective April 29, 2008, Peter Brandt was appointed to the offices of President and Chief Executive Officer and to Noven’s Board of Directors. As Chief Executive Officer, Mr. Brandt succeeds Interim Chief Executive Officer, Jeffrey F. Eisenberg, who will remain with Noven as Executive Vice President.
     In connection with Mr. Brandt’s appointment, Noven and Mr. Brandt entered into an employment agreement, dated April 29, 2008 (the “Agreement”). The initial two-year term of the Agreement expires on April 28, 2010 and will continue for consecutive one-year terms unless it is terminated by either party under certain conditions.

     Mr. Brandt’s base salary under the Agreement is $650,000, subject to further increases at the discretion of the Board of Directors. Mr. Brandt’s annual target incentive bonus under Noven’s annual incentive plan during the term will be at least 75% of his base salary. Under the Agreement, Mr. Brandt receives a non-accountable auto expense allowance of $850 per month and is entitled to participate in all incentive, savings and retirement plans, as well as welfare benefit plans that are available to Noven’s executive officers.
     In connection with the Agreement, Mr. Brandt was granted the following equity award under the Noven Pharmaceuticals, Inc. 1999 Long Term Incentive Plan on April 29, 2008: (i) stock-settled stock appreciate rights (“SSARs”) to acquire 311,529 shares of Noven’s common stock at an exercise price of $9.10 per share (the market price on the grant date) with vesting at a rate of 25% per year on each anniversary of the Agreement; and (ii) 250,000 shares of restricted stock. The shares of restricted stock vest as follows: (a) 50,000 shares immediately upon grant; (b) 16,667 shares on the first anniversary of the Agreement; (c) 16,666 shares on the second anniversary of the Agreement; (d) 16,666 shares on the third anniversary of the Agreement; (e) 50,000 shares upon Noven attaining pre-tax income of $50.0 million or more over any four consecutive quarterly periods; (f) 50,000 shares upon Noven attaining pre-tax income of $75.0 million or more over any four consecutive quarterly periods; and (g) 50,000 shares upon Noven attaining pre-tax income of $100.0 million or more over any four consecutive quarterly periods. In addition to the Agreement, Noven and Mr. Brandt entered into a Restricted Stock Agreement and a Stock Appreciation Rights Agreement, which provide additional terms and conditions governing the equity award.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following section addresses material aspects of our consolidated financial condition as of March 31, 2008, and our consolidated results of operations for the three months ended March 31, 2008 (the “2008 Quarter”) and March 31, 2007 (the “2007 Quarter”). The contents of this section include:
•	An executive summary of our consolidated results of operations for the 2008 Quarter;

•	An overview of Noven and our Novogyne joint venture;

•	An overview of Noven Therapeutics;

•	A review of certain items that may affect the historical or future comparability of our consolidated results of operations;

•	An analysis of our consolidated results of operations and our liquidity and capital resources;

•	An outlook that includes our current financial guidance;

•	A discussion of how we apply our critical accounting estimates; and

•	A discussion of recently-issued accounting standards.
     This discussion should be read in conjunction with Noven’s consolidated financial statements for the three months ended March 31, 2008 and 2007 and the related notes included elsewhere in this Form 10-Q, as well as the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” from our Form 10-K.
Executive Summary
     The following Executive Summary is qualified in its entirety by the more detailed discussion and analysis of our financial condition and results of operations appearing in this Item 2 as well as in our consolidated financial statements and related notes included in this Form 10-Q.
     Our financial results for the 2008 Quarter include the results of operations of Noven Therapeutics, a specialty pharmaceutical company that we acquired in August 2007. Noven Therapeutics is an integral part of Noven’s ongoing transition from primarily a transdermal drug delivery company to an integrated specialty pharmaceutical company.
     For the 2008 Quarter, we reported net income of $2.6 million ($0.11 diluted earnings per share), compared to net income of $5.0 million ($0.20 diluted earnings per share) for the 2007 Quarter.
     Our net revenues in the 2008 Quarter were $21.5 million, 11% higher than the $19.3 million reported in the 2007 Quarter. This increase reflects the recognition of $5.7 million in net revenues associated with our sales of Pexeva® and Lithobid® products through Noven Therapeutics and increased license and contract revenues, primarily due to amortization of additional Daytrana™ milestones received in 2007. These increases were largely offset by lower transdermal product revenues, primarily due to production issues.
     Gross margin, as a percentage of net product revenues, was 30% in the 2008 Quarter compared to 43% in the 2007 Quarter. Gross margin in the 2008 Quarter was adversely affected by inventory write-offs primarily related to an equipment failure in transdermal manufacturing, as well as increased quality assurance activities and expenses, primarily related to Daytrana™ production. This decrease in gross margin was partially offset by an increase in recognition of deferred profit on sales to Novogyne.
     Research and development expenses for the 2008 Quarter decreased 4% to $3.3 million, primarily due to higher transdermal formulation work in the 2007 Quarter. This reduction was partially offset by a $0.9 million increase in research and development expenses due to the addition of Noven Therapeutics.

     Selling and marketing expenses for the 2008 Quarter increased to $4.8 million from $0.2 million for the 2007 Quarter due to the addition of Noven Therapeutics. General and administrative expenses increased $1.8 million, or 36%, due to an increase in professional fees and the addition of Noven Therapeutics.
     We recognized $8.3 million in earnings from Novogyne in the 2008 Quarter, an increase of 69% compared to the 2007 Quarter. Net revenues at Novogyne increased 19% to $39.5 million in the 2008 Quarter, primarily due to increased sales of Vivelle-Dot®. Novogyne’s gross margin percentage for the 2008 Quarter increased slightly to 80%. Selling, general and administrative expenses decreased 11%, reflecting a $0.9 million decrease in sample expenses due to timing of shipments from Noven. Novogyne’s net income for the 2008 Quarter increased 42% to $23.0 million compared to $16.2 million in the 2007 Quarter.
     At March 31, 2008, Noven had $27.7 million in cash and cash equivalents, $12.7 million in short-term investments, and $22.9 million in other non-current investments. This compares with $14.0 million in cash and cash equivalents, $21.6 million in short-term investments and $32.8 million in other non-current investments at December 31, 2007. Noven’s investments at March 31, 2008, consisted of auction rate securities with a fair value of $35.6 million, $22.9 million of which have been classified as non-current on Noven’s consolidated balance sheet following failed auctions occurring since mid-February 2008. Noven’s ARS are collateralized primarily by tax-exempt municipal bonds, and to a lesser extent, guaranteed student loans. As of March 31, 2008, Noven recorded a temporary change in fair value of $515,000 relating to its investments in ARS. Subsequent to March 31, 2008, Noven liquidated $12.7 million of its investments in ARS at par value.
     Total prescriptions for Vivelle-Dot® increased 7% in the 2008 Quarter compared to the 2007 Quarter, and total prescriptions for Novogyne’s products, taken as a whole, increased 4%. By comparison, the overall U.S. HT market declined 6% for the same period. Total prescriptions for Daytrana™ (launched in June 2006) decreased 5% in the 2008 Quarter compared to the 2007 Quarter, while prescriptions for ADHD stimulant therapies as a class increased 7% over the same period. Total prescriptions for Pexeva® increased 5% in the 2008 Quarter compared to the 2007 Quarter, while for the same period prescriptions for the selective serotonin re-uptake inhibitor (“SSRI”) class increased 1%. Reflecting ongoing generic substitution, total prescriptions for Lithobid® decreased 32% in the 2008 Quarter compared to the 2007 Quarter.
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

     Novartis is entitled to an annual $6.1 million preferred return from Novogyne, which has the effect of reducing our share of Novogyne’s income in the first quarter of each year. After the annual preferred return to Novartis, our share of Novogyne’s income increases as product sales increase, subject to a maximum of 49%. Our share of Novogyne’s income was $8.3 million and $4.9 million for the 2008 Quarter and the 2007 Quarter, respectively. The income we recognize from Novogyne is a non-cash item. Any cash we receive from Novogyne is in the form of cash distributions declared by Novogyne’s Management Committee. Accordingly, the amount of cash that we receive from Novogyne in any period is typically not the same as the amount of income we recognize from Novogyne for that period. For the 2008 Quarter and the 2007 Quarter, we received $10.9 million and $9.8 million, respectively, in distributions from Novogyne, which accounted for a substantial portion of our net operating cash flows for these periods. We expect that for the next several years a substantial portion of our earnings will be generated through our interest in Novogyne and a substantial portion of our cash flow will also be generated through our interest in Novogyne (in addition to the potential final milestone payment we may receive from Shire). Any failure by Novogyne to remain profitable or to continue to make distributions would have a material adverse effect on our consolidated results of operations and financial condition.
Overview of Noven Therapeutics
     Noven Therapeutics is a specialty pharmaceutical company that currently markets two branded prescription psychiatry products and is advancing several developmental products in psychiatry and women’s health. We will seek to leverage Noven Therapeutics’ marketing and sales infrastructure with next-generation psychiatry/CNS products, and with complementary products that we will seek to develop and/or acquire. In addition to marketing and selling Pexeva® and Lithobid®, Noven Therapeutics is advancing a pipeline of therapeutic products in development, including Stavzor™, a proprietary enteric-coated soft gelatin capsule delivery system for use in the treatment of bipolar disorder and epilepsy and in migraine therapy that we expect to launch in the second half of 2008, Lithium QD, a once-daily lithium product under development and Mesafem, a non-hormonal therapy for the treatment of vasomotor symptoms associated with menopause that is under development. To bring Noven Therapeutics’ pipeline of products under development to market, we plan to increase our research and development expenses significantly beginning in 2008. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Outlook.”
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
Acquisition of JDS Pharmaceuticals, LLC in 2007
     We acquired JDS on August 14, 2007 (the “Closing Date”). We accounted for the acquisition of JDS using the purchase method of accounting. The purchase price exceeded the amounts allocated to the tangible and intangible assets acquired and liabilities assumed by approximately $14.9 million, which has been recorded as goodwill, all of which is deductible for tax purposes.
     We acquired $38.5 million in identifiable intangible assets in the JDS acquisition, which relate to: (i) intellectual property rights associated with Noven Therapeutics’ products approved by the FDA; (ii) favorable lease intangible asset; and (iii) non-competition agreements with two former executives of JDS. At March 31, 2008, the carrying amount of Noven’s intangible assets (excluding goodwill, but including certain patent development costs unrelated to the JDS acquisition) totaled $37.7 million. Noven estimates that the annual amortization expense for intangible assets held at March 31, 2008 for each of the five years through 2013 will be as follows (amounts in thousands):

	Remainder	Years Ending December 31,
	of 2008	2009	2010	2011	2012	2013
Cost of goods sold:
Intellectual property	$3,076	$4,024	$3,978	$3,917	$3,901	$3,840
General and administrative:
Non-compete and favorable lease agreements	212	171	55	—	—	—

Total	$3,288	$4,195	$4,033	$3,917	$3,901	$3,840

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
Daytrana™
     Noven and Shire have received reports from some consumers concerning the difficulty of removing the release liner from Daytrana™ patches. In the first quarter of 2007, we, together with Shire, implemented enhancements to the Daytrana™ release liner. While the enhanced release liner has reduced the level of consumer reports, some patients and caregivers continue to have difficulty in removing the release liner from some Daytrana™ patches. Noven and Shire continue to monitor and review release liner complaints and the manufacturing process to determine whether modifications to the product or process can improve the long-term ease of use and address the issues raised by the FDA in the warning letter described below. Throughout 2007 and through the first quarter of 2008, Daytrana’s™ market share has remained substantially unchanged.
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
     In the third quarter of 2007, Shire initiated two voluntary market withdrawals of a portion of the Daytrana™ product on the market primarily in response to feedback from patients and caregivers who experienced difficulty removing the release liner from some Daytrana™ patches. We paid Shire $3.3 million in February 2008 related to the withdrawals. These costs were charged to operations in 2007.
     In January 2008, Noven received a warning letter from the FDA in connection with the FDA’s July 2007 inspection of our manufacturing facilities. In the warning letter, which is posted at the FDA’s website, the FDA cited Current Good Manufacturing Practice deficiencies related to: (i) peel force specifications for removal of Daytrana’s release liner; and (ii) data supporting the peel force characteristics of Daytrana’s enhanced release liner throughout the product’s shelf life. We submitted our response to the warning letter on January 30, 2008. In March 2008, the Florida District Office of the FDA indicated that our response appears to be satisfactory and stated that our response had been forwarded to the FDA’s Center for Drug Evaluation and Research for further review. In April 2008, a Noven stability protocol identified certain Daytrana ™ lots exhibiting high peel force characteristics. We can not assure that there will be a satisfactory resolution of this issue. Failure to adequately address the issues raised by the FDA in the warning letter as well as the production and other issues involving Daytrana™ could result in additional regulatory action, including fines, recalls of products, injunctions, seizures, suspension of production or withdrawal of the approval of products. Any such regulatory action would be expected to have a material adverse effect on us, including the potential inability to achieve the remaining Daytrana™ sales milestone, the potential for litigation related to this matter, harm to our reputation and various costs associated with the foregoing.

Results of Operations
     With the acquisition of Noven Therapeutics, our business is now comprised of two reportable segments distinguished along product categories: (i) Noven Transdermals, which currently engages in the research, development, manufacturing and licensing to partners of transdermal drug delivery technologies and prescription transdermal products, including product sales to Shire, Novartis Pharma and Novogyne as well as our equity in earnings of Novogyne; and (ii) Noven Therapeutics, which currently engages in the development, marketing, sales and distribution of pharmaceutical products.
     We evaluate segment performance based on segment contribution, which consists of segment gross margin less direct research and development expenses and direct selling and marketing expenses, plus (in the case of Noven Transdermals) our equity in earnings of Novogyne. Shared corporate general and administrative expenses and interest income are not allocated to our operating segments. Our operating results for the 2008 Quarter are summarized by segment in the table that follows. The contribution of our Noven Transdermals Segment includes $8.3 million of equity in earnings of Novogyne recognized in the 2008 Quarter. We acquired the Noven Therapeutics business on August 14, 2007. Consequently, the results of the Noven Therapeutics Segment are not included in the 2007 Quarter. The negative contribution of our Noven Therapeutics Segment in the 2008 Quarter reflects the impact of significant selling and marketing expenses in support of Noven Therapeutics’ currently marketed products, pre-launch expenses in anticipation of the Stavzor™ launch and expenditures for the sales and marketing infrastructure for Stavzor™.

	Three Months
	Ended March 31,
	2008	2007
(in thousands of dollars):
Noven Transdermals:
Product revenues	$10,491	$15,606
License and contract revenues	5,286	3,709

Net revenues	15,777	19,315

Cost of products sold	(9,273)	(8,927)
Research and development	(2,378)	(3,466)
Selling and marketing	(194)	(240)
Equity in earnings of Novogyne	8,267	4,903

Segment contribution	12,199	11,585

Noven Therapeutics:
Product revenues	5,705	—
Cost of products sold	(2,036)	—
Research and development	(941)	—
Selling and marketing	(4,629)	—

Segment Contribution	(1,901)	—

Unallocated income (expense):
General and administrative	(7,022)	(5,181)

Interest income, net	622	1,632

Income before income taxes	$3,898	$8,036

2008 Quarter compared to the 2007 Quarter
Revenues
     Total revenues for the 2008 Quarter and the 2007 Quarter are summarized as follows (dollar amounts in thousands):

	Three Months
	Ended March 31,
	2008	2007	% Change
Noven Transdermals
Novygyne:
Product sales	$2,431	$5,369	(55%)
Royalties	2,180	1,765	24%

	4,611	7,134	(35%)

Third Parties:
Product sales	5,801	8,413	(31%)
Royalties	79	59	34%

	5,880	8,472	(31%)

Total product revenues	10,491	15,606	(33%)
License and contract revenues	5,286	3,709	43%

Total Transdermals	15,777	19,315	(18%)

Noven Therapeutics
Third Parties:
Product sales	5,705	—	N/A

Net Revenues	$21,482	$19,315	11%

Net Revenues
     As described in more detail below, our net revenues in the 2008 Quarter were $21.5 million, an increase of 11% compared to $19.3 million reported in the 2007 Quarter. This increase reflects the addition of $5.7 million in net revenues associated with our sales of Pexeva® and Lithobid® products through Noven Therapeutics, which was acquired in August 2007. We also realized a $1.6 million, or 43%, increase in license and contract revenues as compared to the 2007 Quarter. These increases were offset by a $5.1 million decrease in product revenues from our Noven Transdermals segment.
Product Revenues – Novogyne
     Product revenues – Novogyne consists of our sales of Vivelle-Dot®/Estradot® and CombiPatch® to Novogyne at a fixed price for product sampling and resale by Novogyne primarily in the United States as well as the royalties we receive as a result of Novogyne’s sales of Vivelle-Dot®.
     The $2.5 million decrease in Novogyne product revenues for the 2008 Quarter primarily resulted from timing of shipments. During the 2008 Quarter, production issues (discussed further below under “Gross Margin”) primarily related to an equipment failure in transdermal manufacturing resulted in write-offs of inventory representing approximately $1.6 million of potential revenue, thus creating a backlog of unfilled orders as of quarter end. We expect to fill the orders during 2008. Royalties increased $0.4 million due to increased sales by Novogyne for the 2008 Quarter.

Product Revenues – Third Parties
     Product revenues – third parties consists of: (i) sales of Estradot®, Estalis® and Menorest hormone therapy patches to Novartis Pharma at a price based on a percentage of Novartis Pharma’s net selling price (subject to certain minima) for resale primarily outside the United States and Japan, together with royalties generated from Novartis Pharma’s sales of Estradot® in Canada; (ii) sales of Daytrana™ to Shire for commercial resale in the United States; and (iii) beginning on August 14, 2007, Noven’s commercial sales of Pexeva® and Lithobid® to trade customers, including wholesalers, distributors and chain pharmacies.
     The $2.6 million decrease in product revenues – third parties in our Transdermals segment for the 2008 Quarter as compared to the 2007 Quarter consisted of a $1.2 million decrease in third-party revenues from our HT products and a $1.4 million decrease in sales of Daytrana™. The decrease in HT product revenue was largely attributable to the production issues mentioned above that also affected sales to Novogyne for the 2008 Quarter. We recognize the benefit from price increases for our third party HT product through periodic price reconciliation payments received from Novartis. We receive such payments from time to time upon Novartis Pharma’s determination that its actual sales price of our product entitles us to receive amounts in excess of the minimum transfer price at which we initially sold the product to Novartis Pharma. We recognized $1.2 million and $1.3 million of such payments in the 2008 Quarter and 2007 Quarter, respectively. The decreases in Daytrana™ product revenues were primarily attributable to the timing of orders.
     Our Noven Therapeutics Segment, which was acquired in August 2007, generated $5.7 million of net revenues in the 2008 Quarter from sales of Pexeva® and Lithobid®.
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
     License and contract revenues increased $1.6 million for the 2008 Quarter as compared to the 2007 Quarter, primarily attributable to a $1.0 million increase in license revenues due to an increase in amortization of milestone payments received from Shire related to the license of Daytrana™. In addition, contract revenues increased $0.6 million due to $0.3 million additional work performed on developmental products and a $0.3 million reversal in the 2007 Quarter of contract revenues resulting from a change in estimate of work to be completed on a contract.

Gross to Net Revenues
     We record revenues net of sales allowances for rebates, chargebacks, cash and other discounts, as well as sales returns allowances. Sales returns allowances for Noven Transdermals consist of changes in allowances for returns for product recalls and/or products voluntarily withdrawn from the market; and, for Noven Therapeutics, consist of changes in allowances for returns. The following table sets forth the reconciliation of our gross revenues to net revenues for the 2008 Quarter and 2007 Quarter, respectively (dollar amounts in thousands):

	Three Months Ended March 31,
		% of		% of
		gross		gross
	2008	revenues	2007	revenues
Noven Transdermals:
Gross revenues	$16,013	100%	$19,315	100%
Sales returns allowances	236	1%	—	0%

Net revenues	$15,777	99%	$19,315	100%

Noven Therapeutics:
Gross revenues	$9,508	100%
Cash discounts	192	2%
Medicaid, Medicare & State program rebates and credits including redemption offers	2,289	24%
Chargebacks	267	3%
Wholesaler Fees	594	6%
Sales returns	461	5%

Sales and returns allowances	3,803	40%

Net revenues	$5,705	60%

Gross Margin:
     This section discusses gross margins relating to our product revenues: (i) across all of our products (“Overall Gross Margin”); (ii) on our Transdermals product revenues from Novogyne (“Gross Margin — Novogyne”), which for accounting purposes is considered a related party; (iii) on our Transdermals product revenues from third parties (“Gross Margin – Third Parties”); and (iv) on our Therapeutics products. Product revenues from third parties include HT product sales to Novartis Pharma for resale primarily outside the United States and Japan, as well as Daytrana™ product sales to Shire. Therapeutics’ product revenues include sales of Pexeva® and Lithobid® to trade customers for the 2008 Quarter.
     For our Noven Transdermals Segment, the allocation of manufacturing expenses impacts our determination of inventory costs and, consequently, gross margins for each of our products. Manufacturing expenses, totaling approximately $7.9 million and $6.6 million in the 2008 Quarter and 2007 Quarter, respectively, include compensation and benefits, supplies and tools, equipment costs, depreciation and amortization, and insurance costs and represent a substantial portion of our inventory production costs. The allocation of manufacturing expenses among manufactured products requires us to make significant estimates that involve subjective and often complex judgments. Using different estimates would likely result in materially different results for Gross Margin – Novogyne and Gross Margin – Third Parties than are presented in the gross margin table below.

     Our gross margins are summarized as follows (dollar amounts in thousands):

	Three Months Ended March 31,
	2008		2007
Noven Transdermals
Novogyne:
Product revenues	$4,611		$7,134
Cost of products sold	3,326		2,959

Gross profit	1,285	28%	4,175	59%

Third parties:
Product revenues	5,880		8,472
Cost of products sold	5,947		5,968

Gross profit	(67)	-1%	2,504	30%

Total Noven Transdermals:
Product revenues	10,491		15,606
Cost of products sold	9,273		8,927

Gross profit	1,218	12%	6,679	43%

Noven Therapeutics
Product revenues	5,705		—
Cost of products sold	2,036		—

Gross profit	3,669	64%	—	—

Total Company
Product revenues	16,196		15,606
Cost of products sold	11,309		8,927

Gross profit	$4,887	30%	$6,679	43%

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

     As noted in the tables above, Overall Gross Margin declined in the 2008 Quarter compared to the 2007 Quarter. Overall Gross Margin in the 2008 Quarter was negatively affected by: (i) inventory write-offs of $2.8 million, primarily related to an equipment failure in transdermal manufacturing ($1.8 million of Novogyne product write-offs and $1.0 million of third party HT product write-offs); (ii) the addition of approximately $1.3 million in manufacturing expenses over the 2007 Quarter, primarily in the quality assurance area; and (iii) significantly lower product revenues in our Noven Transdermals Segment, primarily related to the timing of shipments and the production issues for our HT product. Overall Gross Margin in the 2008 Quarter benefited from the addition of our Pexeva® and Lithobid® products, which had net sales of $5.7 million and related cost of products sold of $2.0 million, resulting in a gross margin of 64% for those products and a decrease in our deferred inter-company profit on sales to Novogyne of approximately $0.7 million (decreases in our deferred inter-company profit benefit gross margin and increases negatively affect gross margin).
     We sell Daytrana™ finished product to Shire at a fixed cost, so our profit on product sales of Daytrana™ depends on our ability to manufacture the product efficiently and to fully utilize our facilities. For the 2008 Quarter, Daytrana™ product revenues were $3.0 million and cost of products sold related to Daytrana™ was $3.3 million, resulting in negative gross margin for the product. This compares with a gross profit and margin of $0.9 million, or 20%, for the 2007 Quarter. Daytrana™ gross margin was negatively affected in the 2008 Quarter by increased quality assurance related expenditures.
     For the remainder of 2008, we expect to continue to incur increased quality assurance costs related to our continued efforts to address the issues raised by the FDA in the July 2007 Form 483 and January 2008 warning letter, and a significant portion of these continuing costs will be allocated to Daytrana™, which will negatively affect the gross margin on sales of this product in the remainder of 2008.
     Our expectations for gross margins in future periods are addressed under “Outlook” below.
Operating Expenses
     Operating expenses for the 2008 Quarter and the 2007 Quarter are summarized as follows (dollar amounts in thousands):

	Three Months
	Ended March 31,
	2008	2007	% Change
Research and development	3,319	3,466	-4%
Selling and marketing	4,823	240	N/M
General and administrative	7,022	5,181	36%
Research and Development
     Research and development expenses include costs associated with, among other things, product formulation, pre-clinical testing, clinical studies, regulatory and medical affairs, production for clinical and regulatory purposes, production related development engineering for developmental products, and the personnel associated with each of these functions. The $0.1 million decrease in research and development expenses for the 2008 Quarter as compared to the 2007 Quarter was primarily attributable to $1.0 million in lower pre-clinical testing and clinical research costs in our Noven Transdermals segment, partially offset by the addition of $0.9 million in Noven Therapeutics expenses, primarily related to regulatory and medical affairs expenses.
Selling and Marketing
     The $4.6 million increase in selling and marketing costs for the 2008 Quarter as compared to the 2007 Quarter was attributable to the addition of the Noven Therapeutics segment operations.

General and Administrative
     General and administrative expenses increased $1.8 million, or 36%, for the 2008 Quarter as compared to the 2007 Quarter. The increase was primarily attributable to a $1.2 million increase in professional fees, mostly attributable to accounting, auditing and recruiting fees as well as a $0.7 million increase in other areas primarily driven by the addition of Noven Therapeutics. These increases were partially offset by a $0.4 million decrease in salary and related benefits, including stock-based compensation expense due to the executive retirements at the end of 2007.
Other Income and Expenses
Interest Income
     Interest income decreased $1.0 million for the 2008 Quarter as compared to the 2007 Quarter. This decrease was primarily attributable to a decrease in cash available for investment due to $130.4 million paid in connection with the JDS acquisition.
Income Taxes
     Our effective tax rate was approximately 33.5% and 37.3% for the 2008 Quarter and the 2007 Quarter, respectively. The decrease in our effective tax rate for the 2008 Quarter as compared to the 2007 Quarter is primarily due to a lower effective state tax rate, as well as a reduction in the 2008 Quarter in the Company’s liability for unrecognized tax benefits due to the expiration of certain statutes of limitations.
     The provision for income taxes is based on the Federal statutory and state income tax rates. Net deferred income tax assets are measured using the average graduated tax rate for the estimated amount of annual taxable income in the years that the liability is expected to be settled or the asset recovered. The effect of adjusting the expected tax rate related to the net deferred income tax assets is included in the provision for income taxes. The acquisition of JDS resulted in a significant increase in our deferred income tax assets, primarily due to the fact that the $100.2 million expense recognized in 2007 relating to in-process research and development is not immediately deductible for tax purposes. As of March 31, 2008 we had a net deferred tax asset of $68.0 million compared to $65.7 million at December 31, 2007. Realization of this deferred tax asset depends upon the generation of sufficient future taxable income. A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. Noven Therapeutics files separate state income tax returns in states where it has determined that it is required to file state income taxes. As a result, state deferred tax assets relating to Noven Therapeutics are evaluated separately in determining whether the state deferred tax assets are realizable. We expect that Noven Therapeutics will incur taxable losses in the next few years due to future expected clinical trial expenditures related to product development. These expected taxable losses create negative evidence indicating the need for a valuation allowance at March 31, 2008. Our valuation allowance for state deferred tax assets was $3.3 million and $3.2 million as of March 31, 2008 and December 31, 2007, respectively, due to uncertainties in realizing these state deferred tax assets based on our projection of future state taxable income. If we determine, based on future profitability of Noven Therapeutics that these state deferred tax assets will more likely than not be realized, a release of all, or part, of the related valuation allowance could result in an immediate income tax benefit in the period the valuation allowance is released.
Equity in Earnings of Novogyne
     We share in the earnings of Novogyne according to an established formula after satisfaction of an annual preferred return of $6.1 million to Novartis. Our share of Novogyne’s earnings (a non-cash item) increases as Novogyne’s product sales increase, subject to a cap of 49%. Novogyne earned sufficient income in each of the 2008 Quarter and the 2007 Quarter to meet Novartis’ annual preferred return for those periods and for us to recognize earnings from Novogyne under the formula. We report our share of Novogyne’s earnings as “Equity in earnings of Novogyne” in our unaudited consolidated statements of operations.

     The financial results of Novogyne for the 2008 Quarter and the 2007 Quarter are summarized as follows (dollar amounts in thousands):

	2008	2007	% Change
Gross revenues[1]	$45,294	$37,293	21%
Sales allowances	5,853	4,162	41%
Sales returns allowances	(85)	51	(267%)

Sales and returns allowances	5,768	4,213	37%

Net revenues	39,526	33,080	19%
Cost of sales	7,808	7,047	11%

Gross profit	31,718	26,033	22%
Gross margin percentage	80%	79%
Selling, general and administrative expenses	9,012	10,133	(11%)

Income from operations	22,706	15,900	43%
Interest income	267	332	(20%)

Net income	$22,973	$16,232	42%

Noven’s equity in earnings of Novogyne	$8,267	$4,903	69%

[1]	Novogyne’s gross revenues, which are calculated by adding sales allowances and sales returns allowances to net revenues, are discussed in this section because Noven’s management believes it is a useful measure to evaluate and compare Novogyne’s sales period to period.
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
     Novogyne’s gross revenues increased $8.0 million for the 2008 Quarter compared to the 2007 Quarter. By product, Vivelle-Dot® and CombiPatch® increased $ 9.3 million and $0.2 million, respectively, while Vivelle® decreased $1.5 million. The $9.3 million Vivelle-Dot® increase consisted of a $6.3 million increase related to pricing and a $3.0 million increase in unit sales which primarily related to an increase in script trends. The $0.2 million CombiPatch® increase was attributable to a $0.5 million increase related to pricing, partially offset by a $0.3 million decline in unit sales which resulted from a continued decline in the market for combination therapies, and the impact of a competitive product. The decrease in Vivelle®, the first generation estrogen patch, is attributable to our discontinuation of that product at the end of 2007.
     Sales allowances consist of chargebacks, Medicaid rebates, managed healthcare rebates, cash discounts and other allowances, which tend to fluctuate based on changes in gross revenues. These sales allowances were 13% and 11% of gross revenues for the 2008 Quarter and the 2007 Quarter, respectively. The increase in sales allowances was attributable to increases in managed healthcare rebates due to increased volume sales and cash discounts and allowances related to price increases.
     Sales returns allowances consist of allowances for returns of expiring product. There was a $0.1 million reduction in allowance and a $0.1 million increase in allowance for the 2008 Quarter and the 2007 Quarter, respectively. The $0.2 million decrease was primarily related to lower actual returns of both Vivelle-Dot® and CombiPatch® as compared to the 2007 Quarter. Actual returns for expiring product were $0.6 million and $0.8 million for the 2008 Quarter and the 2007 Quarter, respectively.

Novogyne Gross Margin
     The 1% gross margin increase for the 2008 Quarter as compared to the 2007 Quarter was primarily related to higher sales of Vivelle-Dot®, which has a higher gross margin than the other products sold by Novogyne, as well as price increases for all products and lower sales returns allowances.
Novogyne Selling, General and Administrative Expenses
     Novogyne’s selling, general and administrative expenses decreased $1.1 million for the 2008 Quarter as compared to the 2007 Quarter primarily due to a $0.9 million decrease in sample expenses due to the timing of shipments by Noven to Novogyne. Novogyne’s policy is to immediately expense samples when shipped from Noven.
Liquidity and Capital Resources
     As of March 31, 2008 and December 31, 2007, we had the following (amounts in thousands):

	March 31,	December 31,
	2008	2007
Cash and cash equivalents	$27,665	$13,973
Short-term investments	12,725	21,565
Working capital	30,315	24,024
     Cash provided by (used in) operating, investing and financing activities for the 2008 Quarter and the 2007 Quarter is summarized as follows (amounts in thousands):

	2008	2007
Cash flows:
Operating activities	$(4,076)	$30,425
Investing activities	17,813	(6,532)
Financing activities	(45)	1,588

Net cash flow	$13,692	$25,481

Operating Activities
     Net cash used in operating activities for the 2008 Quarter primarily resulted from the timing of certain payments, including inventory purchases of $6.2 million, $5.8 million in compensation and related liabilities and payment to Shire of $3.3 million related to its 2007 withdrawal of Daytrana™ product. The net cash used was partially offset by the receipt of $10.9 million in distributions from Novogyne.
     Net cash provided by operating activities for the 2007 Quarter primarily resulted from the receipt of a $25.0 million Daytrana™ milestone payment from Shire and the receipt of $9.8 million in distributions from Novogyne. These receipts were offset by changes in working capital due to the timing of certain payments, including $2.6 million in compensation and related liabilities, $1.5 million in tax payments and $1.3 million related to insurance.

Investing Activities
     Noven invested a portion of its cash in short-term investments, which primarily consist of investment grade, auction rate securities, which are categorized as available-for-sale under the provisions of SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities”.
     Net cash provided by investing activities for the 2008 Quarter was primarily attributable to $18.3 million in net sales of short-term investments, partially offset by $0.3 million in equipment purchases to support operations.
     Net cash used in investing activities for the 2007 Quarter was primarily attributable to $5.5 million in net purchases of short-term investments, as well as $0.7 million in equipment purchases to support operations.
Financing Activities
     Net cash used in financing activities for the 2008 Quarter was primarily attributable to payments on capital leases of $0.1 million. Net cash provided by financing activities for the 2007 Quarter was primarily attributable to $1.4 million received in connection with the issuance of common stock from the exercise of stock options. In addition, the 2007 Quarter benefited from a $0.2 million in excess tax benefit deductions from the exercise of stock options. The amount of excess tax benefit deductions was immaterial in the 2008 Quarter.
Short-Term and Long-Term Liquidity
     Our principal sources of short-term liquidity are existing cash and short-term investments, cash generated from product sales, milestones, fees and royalties under development and license agreements and distributions from Novogyne.
     Our short-term cash flow is significantly dependent on distributions from Novogyne and sales, royalties and license fees associated with our products. Any material decrease in sales of those products by us or our licensees, a material decline in the HT market, the introduction of a generic version of Vivelle-Dot, material increases in operating expenses, or the inability or failure of Novogyne to pay distributions, would have a material adverse effect on our short-term cash flow and require us to rely on our existing cash balances, investments, equity or debt offerings or on borrowings to support our operations and business. Although we expect to continue to receive distributions from Novogyne, there can be no assurance that Novogyne will have sufficient profits or cash flow to pay distributions or that Novogyne’s Management Committee will authorize such distributions.
     Our liquidity is also dependent on our receipt from Shire of the third and final $25.0 million milestone payment related to our Daytrana™ patch. To date, we have received $125.0 million of the possible $150.0 million of payments related to the Shire license of Daytrana™. We cannot assure if or when we will receive the third milestone (triggered upon Shire’s achievement of $75.0 million in annual net sales of Daytrana™). During the year ended December 31, 2007, we paid an aggregate $23.7 million in taxes, of which approximately $18.0 million relates to Daytrana™ milestones received to date. The majority of the income taxes related to the first and second sales milestones are expected to be paid in 2008 and into early 2009.
     We expect to increase our research and development expenses significantly during the remainder of 2008 to fund our projects under development, including those for Noven Therapeutics. We also expect that the increased sales and marketing expenses relating to the operations of Noven Therapeutics, including for the upcoming Stavzor™ launch, will also continue during 2008. We expect to fund the additional research and development expenses and sales and marketing expenses from our operating cash flows, existing cash and investments as well as the other sources of funds described above. Given our planned expenditures for research and development, sales and marketing and other operating items in 2008, we generally expect that our cash, cash equivalents and other investments will decrease during 2008.

     Our liquidity may be significantly and adversely impacted if we are unable to adequately resolve the issues raised by the FDA in the July 2007 Form 483 and in the warning letter we received in January 2008. No assurance can be given that Noven’s response to the warning letter will be acceptable to the FDA or satisfactorily address the FDA’s concerns. Failure to take effective corrective actions can result in FDA enforcement action such as monetary fines, product recalls, injunctions, seizures, suspension of production or withdrawal of product approval. Any enforcement action by the FDA would have a material adverse effect on us, including the potential loss of Daytrana™ sales, the potential loss of sales of other products, the potential inability to achieve the remaining Daytrana™ sales milestone, the potential for litigation related to this matter, harm to our reputation and various costs associated with the foregoing.
     We have invested a significant portion of our cash in auction rate securities, which subjects us to the liquidity risk described in Part II — Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Form 10-K. During the quarter ended March 31, 2008, we recorded a $0.5 million unrealized loss on our investments in auction rate securities which are classified as available for sale under SFAS No. 115. As of March 31, 2008, the total par value and fair value of our investments was $36.2 million and $35.6 million, respectively. Due to continuing auction failures beginning in February 2008, we utilized valuation models to determine the fair values of our investments in auction rate securities. The fair values of our investments were calculated based on the following: (i) the underlying structure of each security; (ii) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; (iii) consideration of the probabilities of default, auction failure, or repurchase at par for each period; and (iv) consideration of third party credit enhancement. These estimated fair values could change significantly based on future market conditions.
     Changes to investments measured at fair value on a recurring basis using unobservable inputs (Level 3) during the three months ended March 31, 2008 were as follows (in thousands):

Balance at December 31, 2007	$54,400
Purchases of investments	550
Sales of investments at par	(18,800)
Unrealized losses recorded to other comprehensive loss	(515)

Balance at March 31, 2008	$35,635

     Subsequent to March 31, 2008, we liquidated $12.7 million of our auction rate securities. As a result of failed auctions, the auction rate securities that we continue to own pay interest at a maximum rate as defined by the governing documents or indenture. Due to uncertainty about when we will be able to liquidate these investments, we have reclassified all auction rate securities which have not been sold subsequent to March 31, 2008 as non-current assets, as the availability of such funds is subject to market conditions that may continue for an indeterminable period of time.
     To enhance our liquidity position, we are in the process of obtaining a $15 million credit facility, which we expect to finalize in May 2008.
     We paid approximately $125.0 million in cash to acquire JDS in August 2007 and incurred approximately $5.4 million in transaction-related costs. We funded the purchase price and related transaction expenses from our sale of short-term investments. In addition, we assumed approximately $16.1 million of accrued expenses and other current liabilities and assumed certain contractual arrangements whereby we may be required to pay to third parties up to $23.5 million in product development and sales milestones that could become due over the next five years. In April 2008, we made payments of $3.3 million to Synthon related to such contingent milestones due.

     Our liquidity for the 2007 Quarter benefited from $1.4 million received upon the exercise of stock options by employees. During the 2008 Quarter, proceeds from exercises were only $10,000. We expect this amount to fluctuate from period to period depending on the performance of our common stock and equity award exercises. Beginning in 2006, we began granting SSARs to employees and restricted stock to non-employee directors in lieu of stock options. These types of awards do not provide cash to us upon their exercise. Accordingly, we expect that funds received from option exercises will become less of a source of liquidity over time.
     We currently have no long-term debt. To the extent the sources of liquidity described above are insufficient to fund our operations, including our anticipated increased research and development expenses, we would expect to seek to obtain funds through a debt and/or equity financing. We cannot provide any assurance that such financing will be available, if at all, in a timely manner, or on favorable terms. If we are unable to obtain satisfactory financing, we may be required to delay or reduce our proposed expenditures, including expenditures for research and development, plant and equipment and strategic acquisitions. Furthermore, debt financing would likely require us to devote funds to service and ultimately repay such debt and could subject us to financial or operational covenants that could limit or hinder our ability to conduct our business.
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
     Capital expenditures totaled $0.3 million for the 2008 Quarter. We expect to fund our foreseeable capital expenditures from our operating cash flows, existing cash, short-term investments and debt. Subject to the liquidity risk associated with the auction rate securities held by us as discussed above, we believe that we have sufficient liquidity available to meet our operating needs and anticipated short-term capital requirements.
     If our transdermal products under development are successful, we expect that our cash requirements will increase to fund plant and equipment purchases to expand production capacity. For our long-term operating needs, we intend to utilize funds derived from the sources described above. To the extent available, we may use funds generated through sales of products under development and payments received pursuant to development and licensing arrangements. If such funds are insufficient, we may rely on debt and/or equity financing to fund such expansion. We cannot assure that we will successfully complete the development of such products, that we will obtain regulatory approval for any such products, that any approved product will be produced in commercial quantities, at reasonable costs, and be successfully marketed, or that we will successfully negotiate future licensing or product acquisition arrangements. Because much of the cost associated with product development and expansion of manufacturing facilities is incurred prior to product launch, if we are unsuccessful in out-licensing, or if we are unable to launch additional commercially-viable products that we develop or that we license or acquire from others, we will have incurred the up-front costs associated with product development or acquisition without the benefit of the cash generated by sales of those products, which could adversely affect our long-term liquidity needs. Factors that could impact our ability to develop or acquire and launch additional commercially-viable products are discussed in Part I – Item 1A “Risk Factors” of our Form 10-K.
     For the three months ended March 31, 2008 and 2007, our equity in earnings of Novogyne and the recognition of deferred license and contract revenues (all of which are non-cash items) contributed significantly to our income before income taxes. Accordingly, our net income may not be reflective of our cash flow in any given period.
Aggregate Contractual Obligations
     There have been no material changes outside of the ordinary course of our business since December 31, 2007 to our aggregate contractual obligations previously disclosed in our Form 10-K.

Critical Accounting Estimates
     For a discussion of our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates”, which is included in our Form 10-K.
Recent Accounting Pronouncements
     For a discussion of recent accounting pronouncements see Note 2 – “Recent Accounting Pronouncements.”
Outlook
     A summary of our current financial guidance is provided below. Our guidance includes certain items related to the impact on our financial results of our acquisition of JDS Pharmaceuticals (now known as Noven Therapeutics), which we acquired in August 2007. This financial guidance supersedes all financial guidance that we may have previously provided. Any financial guidance previously provided in areas not addressed below, whether in prior filings with the Securities and Exchange Commission, press releases, public conference calls or otherwise, is no longer current and is hereby withdrawn. The forward-looking information contained in this section is based on our current assumptions and expectations, many of which are based upon matters beyond our control. In particular, for purposes of this guidance we have assumed that, during 2008, there will not be any material:
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
     Financial guidance is inherently uncertain. Accordingly, we cannot assure that we will achieve results consistent with this guidance, and our actual financial results could differ materially from the expected results discussed below. For a discussion of certain factors that may impact our actual financial results for the periods referenced, including additional risks and uncertainties related to Noven Therapeutics, readers should carefully consider the risks, uncertainties and cautionary factors discussed in Part I – Item 1A “Risk Factors” of our Form 10-K, as well as information contained in this Form 10-Q and in other reports filed from time to time with the Securities and Exchange Commission.
     Net revenues, gross margin, expenses, net income and other aspects of our financial results can vary substantially from quarter-to-quarter based upon a number of factors, including the timing of product orders by our licensees, the timing of release of manufactured product following quality control and quality assurance measures undertaken by Noven and/or its customers, the availability of raw materials, the timing of commencement of clinical studies, and other factors.
     Net Revenues. We expect total net revenues for full year 2008 to be in the $100 million to $105 million range, reflecting: (i) a full year of sales of Pexeva® and Lithobid®; (ii) recognition of nominal revenues associated with the expected launch of Stavzor™ in the second half of 2008, reflecting the fact that, pursuant to applicable accounting rules, we expect to recognize Stavzor™ revenues based on prescriptions filled as opposed to upon shipment to trade customers; (iii) Daytrana™ net sales to Shire for 2008 consistent with 2007 levels; (iv) higher license and contract revenues compared to 2007 due to the full-year amortization of Daytrana™ sales milestones received in 2007; and (v) aggregate HT product sales by Noven for sale in the U.S. and international markets consistent with 2007 levels.

     Gross Margin. We expect our overall gross margin, as a percentage of product sales, to be in the mid 30% range for full year 2008. Among other factors influencing our gross margin in our transdermal manufacturing operations, we expect to incur increased quality assurance costs related to our continued efforts to address the issues raised by the FDA in a July 2007 Form 483 and January 2008 warning letter. A significant portion of these costs will be allocated to Daytrana™, which will negatively affect the gross margin on sales of this product in 2008. We expect our cost of goods in 2008 to include approximately $3.6 million in amortization expense associated with Noven Therapeutics’ commercialized products, which amount may vary depending on sales forecasts and other factors.
     Research and Development Expense. We expect our consolidated research and development expense for full year 2008 to be in the low-to-mid $20 million range. Estimates of research and development expenses for future periods are subject to substantial adjustment as each product advances through various stages of development.
     Selling, General and Administrative Expense. We expect our consolidated selling, general and administrative expense for full year 2008 to be in the upper $50 million range, including selling and promotional expenses in support of Noven Therapeutics’ existing products and the expected commercial launch of Stavzor™.
     Equity in Earnings of Novogyne. We expect our equity in earnings of Novogyne to increase in the 15% to 20% range in 2008 compared to 2007.
     Interest Income. We expect our interest income to decrease in 2008 compared to 2007, primarily reflecting lower cash and investment balances following payment of the JDS acquisition purchase price in August 2007.
Item 3. Quantitative and Qualitative Disclosure About Market Risk
     For a discussion of quantitative and qualitative impact of market risk see Part II – Item 7A “Quantitative and Qualitative Disclosure About Market Risk” of our Form 10-K, as supplemented by the discussion of the liquidity and risk associated with auction rate securities above.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
     As of the end of the period covered by this report, our management evaluated, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, our CEO and CFO concluded that, as of March 31, 2008, our disclosure controls and procedures were effective in ensuring that information relating to Noven, including its consolidated subsidiaries, required to be disclosed in reports that it files or submits under the Exchange Act was: (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (2) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. However, that conclusion should be considered in light of the various limitations described below on the effectiveness of those controls and procedures, some of which pertain to most if not all business enterprises, and some of which arise as a result of the nature of our business. Our management, including our CEO and CFO, does not expect that our disclosure controls and procedures will prevent all errors and all improper conduct. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of improper conduct, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Further, the design of any system of controls also is based in part upon assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Furthermore, our level of historical and current equity participation in Novogyne may substantially impact the effectiveness of our disclosure controls and procedures. Because we do not control Novogyne, and Novogyne’s financial, accounting, inventory, sales and sales deductions functions are performed by Novartis, our disclosure controls and procedures with respect to our equity investment in Novogyne are necessarily more limited than those we maintain with respect to Noven.
Changes in Internal Control over Financial Reporting
     No changes were made in our internal control over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Certificates
     Provided with this quarterly report on Form 10-Q are certificates of our CEO and CFO. We are required to provide those certifications by Section 302 of the Sarbanes-Oxley Act of 2002 and the SEC’s implementing regulations. This Item 4 of Part I of this quarterly report is the information concerning the evaluation referred to in those certifications, and you should read this information in conjunction with those certifications for a more complete understanding of the topics presented.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     Certain lawsuits and legal proceedings in which we are involved are described in Part I, Item 3 “Legal Proceedings” of our Form 10-K. There have been no material developments related to our legal proceedings during the period covered by this Form 10-Q, and through the filing of this Form 10-Q. All proceedings discussed in our Form 10-K for the year ended December 31, 2007 remain outstanding.

Item 1A. Risk Factors
     There have been no material changes to the risk factors previously disclosed in our Form 10-K. Readers are urged to carefully review our risk factors because they may cause our results to differ from the “forward-looking statements” made in this report or otherwise made by us or on our behalf. The risk factors are not necessarily listed in order of priority and are not the only ones we face. If any of these risks actually occurs, our business, financial condition and results of operations would suffer. Additional risks not presently known to us or other factors not perceived by us to present significant risks to our business at this time also may impair our business operation. We do not undertake to update any of these forward-looking statements or to announce the results of any revisions to these forward-looking statements except as required by law.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table provides information with respect to our stock repurchases during the first quarter of 2008:

			Total Number of
			Shares	Approximate
			Purchased as	Dollar Value
			Part of	That May Yet
	Total Number of	Average Price	Publicly	be Purchased
	Shares	Paid	Announced	under the
	Purchased	Per Share	Program	Program(1)
January 1, 2008 to January 31, 2008	—	—	—	$19,876,238
February 1, 2008 to February 29, 2008	—	—	—	19,876,238
March 1, 2008 to March 31, 2008	—	—	—	19,876,238

Totals	—	—	—	$19,876,238

(1)	In September 2007, we announced a stock repurchase program authorizing the repurchase of up to $25.0 million of our common stock. During the third quarter of 2007, we repurchased 322,345 shares of our common stock at an aggregate price of approximately $5.1 million. There is no expiration date specified for this program.
Item 5. Other Information
     From time to time, Noven’s directors, executive officers and employees may adopt trading plans intended to comply with the guidelines specified in Rule 10b5-1 under the Securities Exchange Act of 1934. As of the date hereof, no Noven directors or executive officers have a Rule 10b5-1 trading plan in place.

Item 6. Exhibits
4.1	Amendment No. 1, dated as of March 18, 2008, to the Rights Agreement, dated November 6, 2001, between Noven Pharmaceuticals, Inc. and American Stock Transfer & Trust Company as Rights Agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Noven Pharmaceuticals, Inc. filed on March 21, 2008).

10.1	Separation Agreement between Robert C. Strauss and Noven Pharmaceuticals, Inc., dated January 2, 2008 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Noven Pharmaceuticals, Inc. filed on January 3, 2008).

10.2	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Noven Pharmaceuticals, Inc. filed on January 3, 2008).

10.3	Letter Agreement between Jeffrey F. Eisenberg and Noven Pharmaceuticals, Inc., dated January 2, 2008 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Noven Pharmaceuticals, Inc. filed on January 3, 2008).

10.4	Restricted Stock Agreement between Jeffrey F. Eisenberg and Noven Pharmaceuticals, Inc. dated January 2, 2008 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of Noven Pharmaceuticals, Inc. filed on January 3, 2008).

10.5	Manufacturing and Supply Agreement between ANI Pharmaceuticals, Inc. and Noven Therapeutics, LLC (f/k/a JDS Pharmaceuticals, LLC) dated January 2, 2008 (with certain provisions omitted pursuant to Rule 24b-2) (incorporated by reference to Exhibit 10.47 to the Annual Report on Form 10-K of Noven Pharmaceuticals, Inc. filed on April 1, 2008).

31.1	Certification of Peter Brandt, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Michael D. Price, Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Peter Brandt, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Michael D. Price, Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Pursuant to Item 601(b)(32) of Regulation S-K, this exhibit is furnished rather than filed with this Form 10-Q.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVEN PHARMACEUTICALS, INC.
Date: May 12, 2008	By:	/s/ Michael D. Price
Michael D. Price
Vice President and Chief Financial Officer